Form 10-Q
period 2008-10-31
Cape Cod Aquaculture
filed 2008-12-22
CIK 1439142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
COMMISSION FILE NUMBER: 333-152563

                              CAPE COD AQUACULTURE
             (Exact name of registrant as specified in its charter)

             NEVADA                                       26-1679683
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    440 MASSASOIT ROAD, EASTHAM, MA                        02642
(Address of principal executive offices)                 (Zip Code)

                                 (617) 513-8876
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                  Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,500,000 shares of common stock are issued and outstanding as of October 31, 2008.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at October 31, 2008 (unaudited) and April 30, 2008 .   4

         Statement of Operations for the three months ended October 31, 2008 (unaudited) and six months ended October 31, 2008 (unaudited) and cumulative results of operations from January 30, 2008 (Date of
         Inception) to October 31, 2008 (unaudited) ........................   5

         Statement of Cash Flows for the three months ended October 31, 2008 (unaudited) and six months ended October 31, 2008 (unaudited) and cumulative results of operations from January 30, 2008 (Date of
         Inception) to October 31, 2008 (unaudited) ........................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   8

Item 4T. Controls and Procedures. ..........................................   9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  10

Item 1A. Risk Factors. .....................................................  10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  10

Item 3.  Defaults Upon Senior Securities. ..................................  10

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  10

Item 5.  Other Information. ................................................  10

Item 6.  Exhibits. .........................................................  10

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "We Sell," "we," the "Company," "our," and "us" refers to Cape Cod Aquaculture, a Nevada corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Cape Cod Aquaculture Corp.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                         OCTOBER 31,   APRIL 30,
                                                            2008         2008
                                                         -----------   ---------

CURRENT ASSETS
   Cash and cash equivalents ........................      $   950      $8,500
                                                           -------      ------

TOTAL ASSETS ........................................      $   950      $8,500
                                                           =======      ======


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                           -------      ------
      Total liabilities .............................            -           -
                                                           -------      ------


STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
     Authorized:
      100,000,000 common shares, $0.001 par value
     Issued and outstanding shares:
      8,500,000a ....................................        8,500       8,500
     Additional paid-in capital
     Deficit accumulated during the development stage       (7,550)          -
                                                           -------      ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........      $   950      $8,500
                                                           =======      ======

   The accompanying notes are an integral part of these financial statements.

                           Cape Cod Aquaculture Corp.
                          (A Development Stage Company)
                             Statement of Operations


                               THREE MONTHS   SIX MONTHS       JANUARY 30, 2008
                                   ENDED         ENDED       (DATE OF INCEPTION)
                                10/31/2008    10/31/2008        TO 10/31/2008
                               ------------   -----------    -------------------

EXPENSES
  General & Administrative .   $     3,280    $     7,550        $     7,550
  Loss before income taxes
  Provision for income taxes
Loss for the Period ........   $    (3,280)        (7,550)       $    (7,550)
                               -----------    -----------        -----------



PER SHARE DATA:
  Basic and diliuted loss
  per Common share .........   $         -              -        $         -
                               ===========    ===========        ===========

  Average common shares
  outstanding ..............     8,500,000      8,500,000          8,500,000
                               ===========    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                   Cape Cod Aquaculture Corp.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                                                            CUMULATIVE RESULTS
                                                       THREE       SIX      OF OPERATIONS FROM
                                                       MONTHS     MONTHS     JANUARY 30, 2008
                                                       ENDED      ENDED     (DATE OF INCEPTION)
                                                       31-OCT     31-OCT          31-OCT
                                                        2008       2008            2008
                                                      -------    -------    -------------------
OPERATING ACTIVITIES

  Loss for the period .............................   $(3,280)   $(7,550)         $(7,550)

  Changes in Operating Assets and Liabilities:
    (Increase) decrease in prepaid expenses .......         -          -                -
    Increase (decrease) in accounts payable .......         -          -                -
    Increase (decrease) in accrued liabilities ....         -          -                -
    Increase in short-term note payable (leasehold)         -          -                -
  Net cash used in operating activities ...........    (3,280)    (7,550)          (7,550)
                                                      -------    -------          -------

 INVESTING ACTIVITIES

  Leasehold improvements ..........................         -          -                -
  Goodwill ........................................         -          -                -
                                                      -------    -------          -------
  Net cash used in financing activities ...........         -          -                -
                                                      -------    -------          -------

 FINANCING ACTIVITIES

  Common stock issued for cash ....................         0          0            8,500
                                                      -------    -------          -------
  Net cash provided by financing activities .......         -          -            8,500
                                                      -------    -------          -------


INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..     4,230      8,500            8,500
                                                      -------    -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $   950    $ 4,230              950
                                                      =======    =======          =======

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ..............................   $          $     -          $     -
                                                      =======    =======          =======
    Income taxes ..................................   $          $     -          $     -
                                                      =======    =======          =======

           The accompanying notes are an integral part of these financial statements.

                                               6

                           Cape Cod Aquaculture Corp.
                          (A Development Stage Company)
                    Notes to Financial Statements (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008, and for all periods presented herein,have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2008 audited financial statements.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is intending to fund its initial operations by way of issuing Founders' shares and entering into a private placement offering.

         The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Cape Cod Aquaculture (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada to cultivate and sell oysters. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A filed October 3, 2008. Results for interim periods may not be indicative of results for the full year.

During the first fiscal quarter 2008 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission
(SEC). On October 3, 2008 the Company filed a Registration Form S-1 and S-1/A Amendment with the SEC. The Registration Form S-1 And S-1/A Amendment filed October 3, 2008 was deemed effective as of October 10, 2008.

Results of Operations

The Company did not generate any revenue during the quarter ended July 31, 2008.

Total expenses the three (3) months ending October 31, 2008 were $3280 resulting in an operating loss for the period of $3280. Basic net loss per share amounting to $.0001 for the three (3) months ending October 31, 2008. The higher operating loss in the previous period was a result of higher fees for bookkeeping and professional accounting associated with filing of the Registration Form S-1 and S-1/A with the Securities and Exchange Commission.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending October 31, 2008 and were $3280.

Accounts payable for the period ending October 31, 2008 were 0.

Liquidity and Capital Resources
-------------------------------

At October 31, 2008 we had working capital of $950 consisting of cash on hand of $950 as compared to working capital of $8,500 at April 30, 2007 which reflected our cash position.

Net cash used in operating activities for the three months ending October 31, 2008 was $3,280 as compared to $7,550 for the six months ending October 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of July 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems and (3) the lack of hiring and development of new personnel. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Cape Cod Aquaculture


                              BY: /s/ James Bright
                                  ----------------
                                  James Bright

                                  President, Secretary Treasurer,
                                  principal executive officer,
                                  principal financial and accounting officer and sole Director

                              Dated: December 22, 2008