Form 10-Q
period 2009-01-31
Cape Cod Aquaculture
filed 2009-02-13
CIK 1439142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER: 333-152563

                              CAPE COD AQUACULTURE
                              --------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                      26-1679683
             ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    440 MASSASOIT ROAD, EASTHAM, MA                        02642
    -------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

                                 (617) 513-8876
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,000,000 shares of common stock are issued and outstanding as of January 31, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at January 31, 2009 (unaudited) and April 30, 2008 .   4

         Statement of Operations for the three months ended January 31,
         2009 (unaudited) and nine months ended January 31, 2009
         (unaudited) and cumulative results of operations from January
         30, 2008 (Date of Inception) to January 31, 2009 (unaudited) ......   5

         Statement of Cash Flows for the three months ended January 31,
         2009 (unaudited) and nine months ended January 31, 2009
         (unaudited) and cumulative results of operations from January
         30, 2008 (Date of Inception) to January 31, 2009 (unaudited) ......   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. ........................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   8

Item 4T. Controls and Procedures. ..........................................   9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................   9

Item 1A. Risk Factors. .....................................................   9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......   9

Item 3.  Defaults Upon Senior Securities. ..................................   9

Item 4.  Submission of Matters to a Vote of Security Holders. ..............   9

Item 5.  Other Information. ................................................   9

Item 6.  Exhibits. .........................................................   9

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                           OTHER PERTINENT INFORMATION

When used in this report, the terms "We Sell," "we," the "Company," "our," and "us" refers to Cape Cod Aquaculture, a Nevada corporation.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                              Cape Cod Aquaculture
                          (A development stage company)
                                  Balance Sheet

                                     ASSETS
                                     ------
                                                                     FISCAL YEAR
                                                                        ENDED
                                                       JANUARY 31,    APRIL 30,
                                                           2009          2008
                                                       -----------   -----------

CURRENT ASSETS
   Cash and cash equivalents .......................   $   13,508    $    8,500
                                                       ----------    ----------

TOTAL ASSETS .......................................   $   13,508    $    8,500
                                                       ==========    ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                       ----------    ----------
   Total Liabilities ...............................            -             -
                                                       ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
      Authorized:
         100,000,000 common shares, $0.001 par value
      Issued and outstanding shares:
         10,000,000 ................................       10,000         8,500
   Additional paid-in capital ......................       13,500             -
   Deficit accumulated during the development stage        (9,992)            -
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $   13,508    $    8,500
                                                       ==========    ==========

    The accompanying notes are an integral part of these financial statements

                             Cape Cod Aquaculture Corp.
                           (A Development Stage Company)
                              Statement of Operations
                                                                CUMULATIVE RESULTS
                                THREE MONTHS     NINE MONTHS    OF OPERATIONS FROM
                                    ENDED          ENDED         JANUARY 30, 2008
                                 JANUARY 31,     JANUARY 31,    (DATE OF INCEPTION)
                                    2009            2009         JANUARY 31, 2009
                                ------------    ------------    -------------------
REVENUES ....................   $          -    $          -       $          -
                                ------------    ------------       ------------

EXPENSES
   General & Administrative .   $      2,442    $      9,992       $      9,992
   Loss before income taxes                -               -                  -
   Provision for income taxes              -               -                  -
                                ------------    ------------       ------------
Loss for the Period .........   $     (2,442)   $     (9,992)      $     (9,992)
                                ------------    ------------       ------------

PER SHARE DATA:
   Basic and diliuted loss
   per Common share .........    $         -               -       $          -
                                ============    ============       ============

   Average common shares
   outstanding ..............     10,000,000      10,000,000         10,000,000
                                ============    ============       ============

     The accompanying notes are an integral part of these financial statements

                                         5

                                       Cape Cod Aquaculture Corp.
                                      (A Development Stage Company)
                                        Statements of Cash Flows
                                                                                     CUMULATIVE RESULTS
                                                     THREE MONTHS     NINE MONTHS    OF OPERATIONS FROM
                                                         ENDED          ENDED         JANUARY 30, 2008
                                                      JANUARY 31,     JANUARY 31,    (DATE OF INCEPTION)
                                                         2009            2009         JANUARY 31, 2009
                                                     ------------    ------------    -------------------
OPERATING ACTIVITIES

   Loss for the period ...........................   $    (2,442)    $    (9,992)        $    (9,992)

   Changes in Operating Assets and Liabilities:
   (Increase) decrease in prepaid expenses .......             -               -                   -
   Increase (decrease) in accounts payable .......             -               -                   -
   Increase (decrease) in accrued liabilities ....             -               -                   -
   Increase in short-term note payable (leasehold)             -               -                   -
   Net cash used in operating activities .........        (2,442)         (9,992)             (9,992)
                                                     -----------     -----------         -----------

INVESTING ACTIVITIES

   Leasehold improvements ........................             -               -                   -
   Goodwill ......................................             -               -                   -
                                                     -----------     -----------         -----------
   Net cash used in financing activities .........             -               -                   -
                                                     -----------     -----------         -----------

FINANCING ACTIVITIES

   Common stock issued for cash ..................        15,000          15,000              23,500
                                                     -----------     -----------         -----------
   Net cash provided by financing activities .....        15,000          15,000              23,500
                                                     -----------     -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .           950           8,500               8,500
                                                     -----------     -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......   $    13,508     $    13,508         $    13,508
                                                     ===========     ===========         ===========

Supplemental Cash Flow Disclosures:

   Cash paid for:
      Interest expense ...........................   $         -     $         -
                                                     ===========     ===========
      Income taxes ...............................   $         -     $         -
                                                     ===========     ===========

                The accompanying notes are an integral part of these financial statements

                                                    6

                           Cape Cod Aquaculture Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

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

Results of Operations

The Company did not generate any revenue during the quarters ending July 31, 2008 and October 31, 2008.

Total expenses the three (3) months ending January 31, 2009 were $2442 resulting in an operating loss for the period of $2442. Basic net loss per share amounting to $.0001 for the three (3) months ending January 31, 2009. The higher operating loss in the previous period was a result of higher fees for bookkeeping and professional accounting associated with filing of the Registration Form S-1 and S-1/A with the Securities and Exchange Commission.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending January 31, 2009 and were $2,442.

Accounts payable for the period ending January 31, 2009 were 0.

Liquidity and Capital Resources
-------------------------------

At January 31, 2009 we had working capital of $13,508 consisting of cash on hand of $13,508 as compared to working capital of $950 at October 31, 2008 which reflected our cash position.

Net cash used in operating activities for the three months ending January 31, 2009 was $2,442 as compared to $9,992 for the nine months ending January 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of July 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems and (3) the lack of hiring and development of new personnel. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

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

                              Dated: February 13, 2009