Form 10-K
period 2009-04-30
Cape Cod Aquaculture
filed 2009-06-09
CIK 1439142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended April 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


                       Commission file number: 333-152563
                                               ----------


                           CAPE COD AQUACULTURE CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                     NEVADA                              26-1679683
                     -------                              ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


                 440 Massasoit Road, Eastham, MA           02642
                 -------------------------------           -----
             (Address of principal executive offices)    (Zip Code)


       Registrant's telephone number, including area code: (617) 513-8876
                                                           --------------


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to section 12(g) of the Act:

                          Common Stock par value $0.001
                          -----------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,860,000 common shares outstanding as of April 30, 2009.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Business ..........................................................   3

Item 1A. Risk Factors ......................................................   3

Item 1B. Unresolved Staff Comments .........................................   3

Item 2.  Properties ........................................................   3

Item 3.  Legal Proceedings .................................................   3

Item 4.  Submission of Matters to a Vote of Security Holders ...............   3


PART II

Item 5.  Market For Registrant's Common Equity and
         Related Stockholder Matters .......................................   4

Item 6.  Selected Financial Data ...........................................   5

Item 7.  Management's Discussion and Analysis or Plan of Operation .........   5

Item 8.  Financial Statements and Supplementary Data .......................   7

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..............................................   7

Item 9A. Controls and Procedures ...........................................   7

Item 9B. Other Information .................................................   7


PART III

Item 10. Directors, Executive Officers, and Corporate Governance ...........   8

Item 11. Executive Compensation ............................................   9

Item 12. Security Ownership of Certain Beneficial Owners And Management ....  11

Item 13. Certain Relationships and Related Transactions and Director
         Independence ......................................................  11

Item 14. Principal Accountant Fees and Services ............................  12


PART IV

Item 15. Exhibits ..........................................................  12

Signatures .................................................................  13

ITEM 1.  BUSINESS

Cape Cod Aquaculture Corp. ("Cape Cod Aquaculture Corp.") is a development stage company, incorporated in the State of Nevada on January 30, 2008, to establish itself as a Manufacturing, Wholesale Marketing and Sales Company Specializing in the Cultivation of Oysters.

The Company's office is located at 440 Massasoit Road, Eastham, MA 02642. Our telephone number is 617-513-8876. Our fax number is 760-875-9426. The business office is located at the home of James Bright, the CEO of the Company, at no charge.

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "CAOQ".

We have not generated any revenues to date and our activities have been limited. We concentrated our efforts in trying to secure financing during this very difficult economic environment.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business.

If we are unable to secure adequate capital to continue our business or complete a merger or acquisition, our shareholders will lose some or all of there investment and our business will likely fail.

ITEM 1A. RISK FACTORS

None.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Cape Cod Aquaculture Corp. is located at 440 Massasoit Road, Eastham, MA, 02642. Our telephone number is 617-513-8876, Our fax number is 760-875-9426, The business office is located at the home of James Bright, the CEO of the Company, at no charge. We believe our premise is adequate for our current time frame.

The Corporation does not own or have any investments in any properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No Director, Officer, or Affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such Director, Officer or Security Holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS

Our Symbol is "CAOQ" and is listed on the OTC Bulletin Board. Of the 10,860,000 shares of common stock outstanding as of April 30, 2009, 8,500,000 shares were owned by our Officer James Bright, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At April 30, 2009, there were 26 shareholders of record.

On January 15, 2009, we accepted subscription agreements that sold 2,360,000 common shares to 25 subscribers at an offering price of $ 0.01 per share. The offering price for the transactions was established on an arbitrary basis. These 2,360,000 common shares were subsequently registered under our S-1 Registration Statement made effective on January 20, 2009.

No underwriters were used, and no commissions or other remuneration was paid.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 100,000,000 common shares. On April 30, 2009 there were 10,860,000 common shares outstanding. There are no warrants, options or convertible securities outstanding.

Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, FL 33701 is the Transfer Agent for the Corporation's Common Shares. Their telephone number is 727-289-0010 and their fax # is 727-289-0069.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK.

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $ 5.00 other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver prior to any transaction involving the penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with the respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

None

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to insure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our Company will fail without further significant financing. We currently have only $ 19,701 in working capital.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our Company.

RESULTS OF OPERATIONS

Our Company posted losses of $12,399 for the year ended April 30, 2009 compared to $0 from inception to April 30, 2008. From inception to April 30, 2009 we have incurred losses of $ 12,399. The principal components of our losses for fiscal 2009 were related to the preparation in filing of our registration statement.

LIQUIDITY AND CASH RESOURCES

At April 30, 2009 we had working capital of $19,701 compared to $ 8,500 at April 30, 2008. At April 30, 2009 we had $ 19,701 in cash.

Because of a minimum amount of cash and not being able to generate any revenue from our business we need to raise additional funds for the development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

EMPLOYEES

Currently our only employee is our CEO James Bright who is not being compensated.

GOING CONCERN

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business plan. We do not anticipate that we will derive any revenues from operations unless and until we acquire funding or a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our business plan expenses and in there report on the annual financial statements for the year ended April 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There are no assurances that we will be able to obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so in this economic environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

      o  the report of independent accountants balance sheet as of April 30,
         2009

      o statements of operations, cash flows and stockholders' equity from the incorporation date to April 30, 2009

      o  notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") were effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. Disclosure controls and procedures and other procedures that are designed to insure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected or are responsibly likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the stockholders or until there successors have been elected and qualified. The officers of our Company are appointed by our Board of Directors and hold office until there death, resignation or removal of office. Our directors and executive officers, there ages, positions held, and duration as such, are as follows:


Name           Position held with the Company   Age   Date Elected or Appointed
------------   ------------------------------   ---   -------------------------

James Bright   President, CEO, Secretary        38    January 30, 2008
               Treasurer, CFO, Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our Director and Executive Officer during at least the past five (5) years.

James Bright is the founder of Cape Cod Aquaculture Corp. and has served since inception.

From 2005 to 2007, he was the CEO of Namskaket Shellfish Farm, a company specializing in the development and growth of oysters, quahogs, and soft shell clams. Mr. Bright has been an active member of the Newton Fire Dept, since 2001. Mr. Bright served as Project Manager for Reynolds Painting Company from 1999 to 2001. Mr. Bright worked as a diver tender for the American Oilfield Divers and the South Bay Dive Company from 1997 to 1999. Mr. Bright was also a member of the United States Navy from 1990-1994.

James Bright is currently devoting approximately 20 to 25 hours a week of his time to Cape Cod Aquaculture Corporation and is planning to continue to do so during the next twelve (12) months of operation. He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our Directors, Executive Officers and Control Persons have not been involved in any of the following events during the past five (5) years:

      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

      2. Any conviction in a criminal proceeding or being subject to a pending criminal Proceeding (excluding traffic violations and other minor offenses);

      3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

      4. being found by a Court of competent jurisdiction (in a civil action) the Commission o or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our Officers or Directors are subject to a conflict of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3,4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities Exchange Commission regulations to furnish us with copies of all
Section 16 (a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                                                                         ($)
                                                                       Earnings
                                                                      Change in
                                                           ($)         Pension
                                                      Compensation    Value and
Name and                             ($)      ($)      Non-Equity    Nonqualified        ($)
Principal            ($)     ($)    Awards   Awards    Incentive       Deferred     Compensation    ($)
Position    Year   Salary   Bonus   Stock    Option       Plan       Compensation     All other    Totals
---------   ----   ------   -----   ------   ------   ------------   ------------   ------------   ------
James       2009      0       0        0        0           0              0              0           0
Bright      2008      0       0        0        0           0              0              0           0
President
CEO
Secretary
Treasurer

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with or directors and executive officers.

DIRECTOR COMPENSATION TABLE

                                                         ($)
                                                     Change in
                                                      Pension
           ($)                            ($)        Value and
          Fees                        Non-Equity    Nonqualified
         Earned      ($)     ($)      Incentive       Deferred          ($)
         Paid in   Stock    Option       Plan       Compensation    All Other      ($)
Name      Cash     Awards   Awards   Compensation     Earnings     Compensation   Total
------   -------   ------   ------   ------------   ------------   ------------   -----
James
Bright      0         0        0           0              0              0          0

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans.

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The executive officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2009 with respect to any person (including any "group", as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each director, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below,. such information, other than information with respect to the directors and officers of the Company is based on a review of statements filed, with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock as of April 30, 2009, there were 10,860,000 shares of Common Stock outstanding.

The number of Common Stock beneficially owned by each person is determined under the rules of Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or share voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of April 30, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                   Amount and Nature   Percent
Title of                                           of Beneficial       of
Class      Name and Address of Beneficial Owner    Ownership           Class (2)
--------   -------------------------------------   -----------------   ---------

Common     James Bright                                8,500,000         78.2%
           440 Massasoit Road
           Eastham, MA 02642

Common     Directors and Officers as a group (1)       8,500,000         78.2%
________

   (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13 (d) - 13 (d) (1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or an affiliate of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On January 30, 2008, Mr. James Bright purchased 8,500,000 shares of our common stock for $ 0.001 per share.

The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended April 30, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year were $ 3,500 and $1,750 respectively.

AUDIT RELATED FEES

We incurred nil fees to auditors for audit related fees during the fiscal year ended April 30, 2009 and 2008.

TAX FEES

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended April 30, 2009 and 2008.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal ended April 30, 2009 and 2008.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS

Exhibit Index

  3.1    Articles of Incorporation *

  3.2    By-laws *

  31.1   Section 302 Certification - Chief Executive and Financial Officer

  32.1 Certification Pursuant to 18 U,S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 - Chief Executive and Financial Officer.

  * Incorporated by reference to our S-1 Registration Statement effective date October 10, 2008 SEC File Number 333-152563.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on this 1st day of May, 2009.


                           CAPE COD AQUACULTURE CORP.


Date:  June 8, 2009        By:    /s/ James Bright
                                  ----------------
                           Name:  James Bright
                           Title: President, CEO, Secretary, Treasurer
                                  and Director (Principal Executive, Financial
                                  and Accounting Officer)

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
CAPE COD AQUACULTURE
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Cape Cod Aquaculture (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009, since inception on January 30, 3008 through April 30, 2008 and since inception on January 30, 2008 through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape Cod Aquaculture (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2009, since inception on January 30, 3008 through April 30, 2008 and since inception on January 30, 2008 through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $12,399, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MOORE & ASSOCIATES, CHARTERED

Moore & Associates, Chartered
Las Vegas, Nevada
May 29, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501
 ------------------------------------------------------------------------------

                              Cape Cod Aquaculture
                          (A development stage company)
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                            AS OF        AS OF
                                                          APRIL 30,    APRIL 30,
                                                            2009         2008
                                                          ---------    ---------

CURRENT ASSETS
   Cash and cash equivalents .........................    $ 19,701     $  8,500
                                                          --------     --------

TOTAL ASSETS .........................................    $ 19,701     $  8,500
                                                          ========     ========



CURRENT LIABILITIES
                                                          --------     --------
      Total Current Liabilities ......................           -            -
                                                          --------     --------

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
           -------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
      Authorized:
         100,000,000 common shares, $0.001 par value
      Issued and outstanding shares:
         10,860,000 ..................................      10,860        8,500
      Additional paid-in capital .....................      21,240            -
      Deficit accumulated during the development stage     (12,399)           -
                                                          --------     --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........    $ 19,701     $  8,500
                                                          ========     ========

    The accompanying notes are an integral part of these financial statements

                                   Cape Cod Aquaculture Corp.
                                  (A Development Stage Company)
                                    Statements of Operations
                                                                             CUMULATIVE RESULTS
                                                          FOR THE PERIOD     OF OPERATIONS FROM
                                        FOR THE YEAR     FROM JANUARY 30,     JANUARY 30, 2008
                                            ENDED             2008 TO        (DATE OF INCEPTION)
                                       APRIL 30, 2009     APRIL 30, 2008      TO APRIL 30, 2009
                                       --------------    ----------------    -------------------
REVENUES ...........................    $          0       $          0         $          0
                                        ------------       ------------         ------------


EXPENSES
   General & Administrative ........    $     12,399       $          0         $     12,399
   Loss before income taxes ........               0                  0                    0
   Provision for income taxes ......               0                  0                    0
Net Loss for the Period ............    $    (12,399)                 0         $    (12,399)
                                        ------------       ------------         ------------


PER SHARE DATA:
   Basic and diliuted loss per
   Common share ....................    $          -                  -         $          -
                                        ============       ============         ============

   Average common shares outstanding      10,860,000          8,500,000           10,860,000
                                        ============       ============         ============

            The accompanying notes are an integral part of these financial statements

                                               F-3

                                       Cape Cod Aquaculture Corp.
                                      (A Development Stage Company)
                               Statements of Stockholders Equity (Deficit)
                                                                                DEFICIT
                                                                              ACCUMULATED
                                                                ADDITIONAL      DURING
                                      COMMON                     PAID-IN      DEVELOPMENT
                                      SHARES        AMOUNT       CAPITAL         STAGE         TOTAL
                                    ----------    ----------    ----------    -----------    ----------
Inception - January 30, 2008 ...             -    $        -    $        -    $        -     $        -

   Common shares issued for cash
    at $0.001 per share to
    founder on January 30, 2008      8,500,000         8,500             -             -          8,500

Loss for the year ending
 April 30, 2008 ................             -             -             -             -              -
                                    ----------    ----------    ----------    ----------     ----------

Balance April 30, 2008 (audited)     8,500,000         8,500             -             -          8,500
                                    ==========    ==========    ==========    ==========     ==========

   Common Shares issued for cash
    at $0.01 (par value $0.001)
    on January 15, 2009 ........     2,360,000         2,360        21,240             -         23,600

Loss for the Year ending
 April 30, 2009 ................             -             -             -       (12,399)       (12,399)
                                    ----------    ----------    ----------    ----------     ----------

Balance - April 30, 2009 .......    10,860,000        10,860        21,240       (12,399)       (12,399)
                                    ==========    ==========    ==========    ==========     ==========

                The accompanying notes are an integral part of these financial statements

                                                   F-4

                                            Cape Cod Aquaculture Corp.
                                          (A Development Stage Company)
                                             Statements of Cash Flows
                                                                                               CUMULATIVE RESULTS
                                                                           FOR THE PERIOD     OF OPERATIONS FROM
                                                         FOR THE YEAR     FROM JANUARY 30,     JANUARY 30, 2008
                                                             ENDED             2008 TO        (DATE OF INCEPTION)
                                                        APRIL 30, 2009     APRIL 30, 2008      TO APRIL 30, 2009
                                                        --------------    ----------------    -------------------
OPERATING ACTIVITIES

   Loss for the period ..............................      $(12,399)          $      0             $(12,399)

   Changes in Operating Assets and Liabilities:
      (Increase) decrease in prepaid expenses .......             -                  -                    -
      Increase (decrease) in accounts payable .......             -                  -                    -
      Increase (decrease) in accrued liabilities ....             -                  -                    -
      Increase in short-term note payable (leasehold)             -                  -                    -
                                                           --------           --------             --------
   Net cash used in operating activities ............       (12,399)                 -              (12,399)
                                                           --------           --------             --------

 INVESTING ACTIVITIES

   Leasehold improvements ...........................             -                  -                    -
   Goodwill .........................................             -                  -                    -
                                                           --------           --------             --------
   Net cash used in financing activities ............             -                  -                    -
                                                           --------           --------             --------

 FINANCING ACTIVITIES

   Common stock issued for cash .....................        23,600              8,500               32,100
                                                           --------           --------             --------
   Net cash provided by financing activities ........        23,600              8,500               32,100
                                                           --------           --------             --------


INCREASE IN CASH AND CASH EQUIVALENTS ...............        11,201              8,500               19,701

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....         8,500                  -                    -
                                                           --------           --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........      $ 19,701           $  8,500               19,701
                                                           ========           ========             ========


Supplemental Cash Flow Disclosures:

   Cash paid for:
      Interest expense ..............................      $      -           $      -
                                                           ========           ========
      Income taxes ..................................      $      -           $      -
                                                           ========           ========

                    The accompanying notes are an integral part of these financial statements

                                                       F-5

                           CAPE COD AQUACULTURE CORP.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                (APRIL 30, 2009)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Cape Cod Aquaculture Corp. (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
-------------------------

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
-------------------------

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes
------------

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Advertising
-----------

The Company expenses advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3.  INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Details for the last three years follow:

Year Ended January 31                                  2009
---------------------                                  ----
         Deferred Tax Asset
         Valuation Allowance
         Current Taxes Payable ....................     0.00
                                                      ------
         Income Tax Expense .......................   $ 0.00
                                                      ======

The Company has filed no income tax returns since inception.

NOTE 4.  STOCKHOLDERS' EQUITY

Common Stock
------------

On January 30, 2008, the Company issued 8,500,000 of its $0.001 par value common stock for $8,500 cash to the founders of the Company. During the quarter ending April 30, 2009, the Company issued 860,000 of its $.01 par value common stock for $8,600 cash to investors of the Company.

NOTE 5.  RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period January 30, 2008 (date of inception) through April 30, 2009 the Company has had a net loss of $12,399. As of April 30, 2009, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements
--------------------------------

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

NOTE 8.  CONCENTRATIONS OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.