Form 10-Q
period 2009-07-31
Cape Cod Aquaculture
filed 2009-09-11
CIK 1439142

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

Large accelerated filer  [ ]                      Accelerated filer          [ ]
Non-accelerated filer    [ ]                      Smaller reporting company  [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act)                        Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,860,000 shares of common stock are issued and outstanding as of July 31, 2009.

                                TABLE OF CONTENTS
                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at July 31, 2009 (unaudited) and April 30, 2009
         (audited) .........................................................   4

         Statement of Operations for the three months ended July 31, 2009 (unaudited) and three months ended July 31, 2008 (unaudited) and cumulative results of operations from January 30, 2008 (Date of
         Inception) to July 31, 2009 (unaudited) ...........................   5

         Statement of Cash Flows for the three months ended July 31, 2009 (unaudited) and three months ended July 31, 2008 (unaudited) and cumulative results of operations from January 30, 2008 (Date of
         Inception) to July 31, 2009 (unaudited) ...........................   6

         Notes to Financial Statements (unaudited) .........................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. ........................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......   8

Item 4T. Controls and Procedures. ..........................................   9

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................   9

Item 1A. Risk Factors. .....................................................   9

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......   9

Item 3.  Defaults Upon Senior Securities. ..................................   9

Item 4.  Submission of Matters to a Vote of Security Holders. ..............   9

Item 5.  Other Information. ................................................   9

Item 6.  Exhibits. .........................................................   9

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                              Cape Cod Aquaculture
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS
                                     ------
                                                          AS OF         AS OF
                                                         JULY 31,     APRIL 30,
                                                           2009          2009
                                                       -----------   -----------

CURRENT ASSETS
   Cash and cash equivalents .......................   $   15,396    $   19,701
                                                       ----------    ----------

TOTAL ASSETS .......................................   $   15,396    $   19,701
                                                       ==========    ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

CURRENT LIABILITIES
                                                       ----------    ----------
   Total Current Liabilities .......................        2,035             -
                                                       ----------    ----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital Stock (Note 3)
      Authorized:
         100,000,000 common shares, $0.001 par value
      Issued and outstanding shares:
         10,860,000 ................................       10,860        10,860
   Additional paid-in capital ......................       21,240        21,240
   Deficit accumulated during the development stage       (18,739)      (12,399)
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $   13,361    $   19,701
                                                       ==========    ==========

    The accompanying notes are an integral part of these financial statements

                                Cape Cod Aquaculture
                           (A Development Stage Company)
                             Statements of Operations
                                                                CUMULATIVE RESULTS
                                THREE MONTHS    THREE MONTHS    OF OPERATIONS FROM
                                    ENDED           ENDED        JANUARY 30, 2008
                                  JULY 31,        JULY 31,      (DATE OF INCEPTION)
                                    2009            2008           JULY 31, 2009
                                ------------    ------------    -------------------
REVENUES ....................   $          -    $          -       $          -
                                ------------    ------------       ------------

EXPENSES
   General & Administrative .   $      6,340    $      4,270       $     18,739
   Loss before income taxes                -               -                  -
   Provision for income taxes              -               -                  -
                                ------------    ------------       ------------
Net Loss for the Period .....   $      6,340    $      4,270       $    (18,739)
                                ------------    ------------       ------------

PER SHARE DATA:
   Basic and diliuted loss
   per common share .........    $         -               -       $          -
                                ============    ============       ============

   Average common shares
   outstanding ..............     10,860,000       8,500,000         10,860,000
                                ============    ============       ============

     The accompanying notes are an integral part of these financial statements

                                         5

                                             Cape Cod Aquaculture
                                        (A Development Stage Company)
                                           Statements of Cash Flows
                                                                                          CUMULATIVE RESULTS
                                                          THREE MONTHS    THREE MONTHS    OF OPERATIONS FROM
                                                              ENDED           ENDED        JANUARY 30, 2008
                                                            JULY 31,        JULY 31,      (DATE OF INCEPTION)
                                                              2009            2008           JULY 31, 2009
                                                          ------------    ------------    -------------------
OPERATING ACTIVITIES

   Loss for the period .............................      $    (6,340)    $    (4,270)        $   (18,739)

   Changes in Operating Assets and Liabilities:
     (Increase) decrease in prepaid expenses .......                -               -                   -
     Increase (decrease) in accounts payable .......            2,035               -               2,035
     Increase (decrease) in accrued liabilities ....                -               -                   -
     Increase in short-term note payable (leasehold)                -               -                   -

   Net cash used in operating activities ...........           (4,305)         (4,270)            (16,704)
                                                          -----------     -----------         -----------

INVESTING ACTIVITIES

   Leasehold improvements ..........................                -               -                   -
   Goodwill ........................................                -               -                   -
                                                          -----------     -----------         -----------
   Net cash used in financing activities ...........                -               -                   -
                                                          -----------     -----------         -----------

FINANCING ACTIVITIES

   Common stock issued for cash ....................                -               -              32,100
                                                          -----------     -----------         -----------
   Net cash provided by financing activities .......                -               -              32,100
                                                          -----------     -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...           19,701           8,500                   -
                                                          -----------     -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $    13,361     $     4,230         $    15,396
                                                          ===========     ===========         ===========

Supplemental Cash Flow Disclosures:

   Cash paid for:
     Interest expense ..............................      $         -     $         -
                                                          ===========     ===========
     Income taxes ..................................      $         -     $         -
                                                          ===========     ===========

                The accompanying notes are an integral part of these financial statements

                                                    6

                              Cape Cod Aquaculture
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2009, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2009 audited financial statements.

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

Results of Operations

The Company did not generate any revenue during the year ending April 30, 2009.

Total expenses the three (3) months ending July 31, 2009 were $6,340 resulting in an operating loss for the period of $6,340. Basic net loss per share amounting to $.0001 for the three (3) months ending July 31, 2009.

General and Administrative expenses consisted primarily of office expenses and bookkeeping for the three (3) months ending July 31, 2009 and were $6,340.

Accounts payable for the period ending July 31, 2009 were $2,035.

Liquidity and Capital Resources
-------------------------------

At July 31, 2009 we had working capital of $15,396 consisting of cash on hand of $15,396 as compared to working capital of $19,701 at April 30, 2009 which reflected our cash position.

Net cash used in operating activities for the three months ending July 31, 2009 was $4,305 as compared to $12,399 for the year ending April 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of July 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2009, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems and (3) the lack of hiring and development of new personnel. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

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

                              Cape Cod Aquaculture


                              BY: /s/ James Bright
                              --------------------
                              James Bright

                              President, Secretary, Treasurer, principal executive officer, principal financial and accounting officer and sole Director

                              Dated: September 10, 2009