Form 10-Q
period 2009-10-31
Cape Cod Aquaculture
filed 2009-12-18
CIK 1439142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

 COMMISSION FILE NUMBER: 000-53804

CAPE COD AQUACULTURE.
 (Exact name of registrant as specified in its charter)

NEVADA	26-1679683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 E. Las Olas Blvd., Suite 1560, Ft. Lauderdale, FL   33301
(Address of principal executive offices)                               (Zip Code)

(954) 459-8229
(Registrant's telephone number, including area code)

440 Massasoit Road, Eastham, MA 02642
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 97,740,000 shares of common stock, $.001 par value per share, as of December 17, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TABLE OF CONTENTS

Index

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	4

	Balance Sheets at October 31, 2009 (unaudited) and April 30, 2008 (audited)	4

	Statement of Operations for the three and six months ended October 31, 2009 and 2008 (unaudited) and for the period from January 30, 2008 to October 31, 2009	5

	Statement of Stockholders’ Deficit as of October 31, 2009 (unaudited)	6

	Cash Flows for the six months ended September 30, 2009 and 2008 (unaudited) and for the period from January 30, 2009 to October 31, 2009	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	10

Item 4T.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms "we," the "Company," "our," and "us" refers to Cape Cod Aquaculture, a Nevada corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cape Cod Aquaculture
(A Development Stage Company)
BALANCE SHEET

	As of	As of
	October 31, 2009	April 30, 2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$19,701

TOTAL ASSETS	$-	$19,701

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$2,950	$-
Total Current Liabilities	2,950	-

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 5)
Authorized:
100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 97,740,000 (7)	97,740	97,740
Additional paid-in capital	(65,640)	(65,640)
Deficit accumulated during the development stage	(35,050)	(12,399.00)
Total Stockholders' Equity (Deficit)	(2,950)	19,701

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$19,701

The accompanying notes are an integral part of these financial statements

Cape Cod Aquaculture
(A Development Stage Company)
Statement of Operations

					Cumulative resultsof operations fromJanuary 30, 2008(Date of Inception) to October 31, 2009

	Three Months Ended 10/31/2009	Three Months Ended 10/31/2008	Six Months Ended 10/31/2009	Six Months Ended 10/31/2008
REVENUES	$-	$-	$-	$-	$-

EXPENSES
General & Administrative	16,311	3,280	22,651	7,550	35,050
Loss before income taxes	(16,311)	(3,280)	(22,651)	(7,550)	(35,050)
Provision for income taxes	-	-	-	-	-
Net Loss for the Period	$(16,311)	$(3,280)	$(22,651)	$(7,550)	$(35,050)

PER SHARE DATA:
Basic and diluted loss per
Common share (7)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average common shares outstanding (7)	97,740,000	76,500,000	97,740,000	76,500,000	97,740,000

The accompanying notes are an integral part of these financial statements

Cape Cod Aquaculture
 (A Development Stage Company)
Statement of Stockholders Equity (Deficit)

				Deficit
				Accumulated
			Additional	during
	Common		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Inception - January 30, 2008
Common shares issued for cash
at $0.001 per share to founder on
January 30, 2008	76,500,000	$76,500	$(68,000)	$-	$8,500
Loss for the year ending 4/30/08	-	-	-	-	-
Balance April 30, 2008 (audited)	76,500,000	76,500	(68,000)	-	8,500
Common Shares issued for cash at
$0.01 (par value $0.001) on 1/15/2009	21,240,000	21,240	2,360	-	23,600
Loss for the Year ending 4/30/09	-	-	-	(12,399)	(12,399)
Balance April 30, 2009 (audited)	97,740,000	97,740	(65,640)	(12,399)	19,701
Loss for the six months ending 10/31/09	-	-	-	(22,651)	(22,651)
Balance - October 31, 2009 (Unaudited)	97,740,000	$97,740	$(65,640)	$(35,050)	$(2,950)

The accompanying notes are an integral part of these financial statements

Cape Cod Aquaculture
 (A Development Stage Company)
Statement of Cash Flows

			Cumulative results of operations from January 30, 2008 (Date of Inception) to October 31, 2009

	Six Months Ended 10/31/2009	Six Months Ended 10/31/2008

OPERATING ACTIVITIES
Loss for the period	$(22,651)	$(7,550)	$(35,050)

Changes in Operating Assets and Liabilities:
Increase in accounts payable	2,950		2,950
Net cash used in operating activities	(19,701)	(7,550)	(32,100)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-	32,100
Net cash provided by financing activities	-	-	32,100

DECREASE IN CASH AND CASH EQUIVALENTS	(19,701)	(7,550)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,701	8,500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$950	$-

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

CAPE COD AQUACULTURE
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Amount and disclosures at and for the three and six months ended October 31, 2009 and 2008 are unaudited)

NOTE 1.  ORGANIZATION AND BUSINESS

Cape Cod Aquaculture (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada.    It has no operations since its incorporation.  In accordance with Accounting Standards Codification (“ASC”) 915, Development Stage Entities, the Company is considered to be in the development stage.

NOTE 2.  INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of October 31, 2009 and for the three and six months ended October 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2009 and the results of operations and cash flows for the three and six months ended October 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended October 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending April 30, 2010. The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended April 30, 2009 included in our Form 10 –K filed June 9, 2009.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”).  The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC.  New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification.  The Company adopted the Codification in the period ending October 31, 2009.  The adoption of Codification did not result in any change in the Company’s significant accounting policies.

In May 2009 the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard was effective in the first interim period ending after June 15, 2009. The Company expects this standard to have no impact on disclosures in their financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value.  This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value.  This new accounting guidance is effective for reporting period ending after December 15, 2009.  The Company is evaluating this new guidance and the possible impact that the adoption of this new accounting guidance will have on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the financial statements.

NOTE 4.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended October 31, 2009, the Company had incurred a net loss of $22,651. Accumulated deficit from January 30, 2008 (date of inception) through October 31, 2009 totaled $35,050. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock

On January 30, 2008, the Company issued 76,500,000 of its $0.001 par value common stock for $8,500 cash to the founders of the Company.  During the quarter ending January 30, 2009, the Company issued 13,500,000 of its $.001 par value common stock at the price of $0.01 per share for $15,000 cash to investors of the Company.  During the quarter ending April 30, 2009, the Company issued 7,740,000 of its $.001 par value common stock at the price of $0.01 per share for $8,600 cash to investors of the Company.

On October 19, 2009, Mr. James Bright, the principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of 76,500,000 shares of common stock of the Company owned by him (the “Purchased Shares”) to Derek Jackson (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 78.27% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $75,000. The source of the cash consideration for the Purchased Shares was Mr. Jackson’s personal funds.

On December 1, 2009, the Board of Directors authorized a nine to one (9:1) forward stock dividend to be paid on December 17, 2009 to all holders of record on December 3, 2009.    The dividend was approved by FINRA on December 16, 2009. As a result, issued and outstanding shares increased from 10,860,000 shares to 97,740,000 shares. The financial statements have been retroactively adjusted to reflect this stock dividend.

NOTE 6.  RELATED PARTY TRANSACTIONS

On October 20, 2009, the Company paid $10,946 to Mr. James Bright, for his services rendered to the Company from October 4, 2009 through October 19, 2009 in connection with the change of control of the Company.  Mr. Bright was a principal shareholder of  the Company until October 19, 2009 when he sold all of his shares in the Company to Mr. Jackson.

NOTE 7.  SUBSEQUENT EVENTS

On December 1, 2009, the Board of Directors authorized a nine to one (9:1) forward stock dividend to be paid on December 17, 2009 to all holders of record on December 3, 2009.    The dividend was approved by FINRA on December 16, 2009.  All share and per share amounts included herein have been restated to reflect on a retroactive basis the 9:1 stock split. The Company has evaluated subsequent events through the filing date of this Form 10-Q, and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are discussed below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events ”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

Cape Cod Aquaculture (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada to cultivate and sell oysters. It has no operations and in accordance with ASC 915 is considered to be in the development stage.

On December 1, 2009 our Board of Directors approved a 9:1 forward stock split.   All references herein to share and per share amounts have been restated to give effect to the stock split on a retroactive basis.

Results of Operations

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2009

Results for interim periods may not be indicative of results for the full year.

Results of Operations

Since its inception, the Company has not generated  any revenue.

Total expenses and net loss for the three (3) months ending October 31, 2009 were $16,311 as compared to $3,280 for the three (3) months ending October 31, 2008. Total expenses and net loss for the six (6) months ending October 31, 2009 were $22,651 as compared to $7,550 for the six (6) months ending October 31, 2008.  All of the expenses were general and administrative expenses which were comprised of management fees and professional service fees.  Basic net loss per share amounting to $.000 for the three (3) and six (6)  months ending October 31, 2008 and October 31, 2009.

Liquidity and Capital Resources

At October 31, 2009 we had working capital deficit of $2,950 as compared to working capital of $19,701 at April 30, 2009.  At April 30, 2009 we had cash and cash equivalents of $19,701 as compared to none at October 31, 2009.

Net cash used in operating activities for the  six months ending October 31, 2009 was $19,701 as compared to $7,550 for the six months ending October 31, 2008.  The cash used in operating activities was comprised of the net loss for each period and for the six months ended October 31, 2009 an increase in accounts payable of $2,950.

Current and Future Financing Needs

We have incurred an accumulated deficit of $35,050 through October 31, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, money in connection with implementing our business strategy, and fees in connection with regulatory compliance and corporate governance. At the present time we have minimal cash to run our business and will need to raise money in the near future. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not currently have any committed sources of revenue. Therefore, we will need to raise additional capital from a financing, whether through a stock offering or otherwise, in order to continue our operations. Furthermore, if our expenses exceed our anticipations, we will need funds in addition to those estimated to implement our business plan. If we do not have adequate working capital we will not be able to fully establish our business or continue operations.

Our continued operations in the long term will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in the notes to our Annual Report on Form 10-K for the year ended April 30, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would effect our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and our principal financial officer.  Management has been advised by its auditors that any company with one individual serving in the role of Chief Executive Officer and Chief Financial Officer has, per se, inadequate controls and procedures due to the lack of segregation of duties.  Prior to receiving this advice from its auditors, Management was aware of the lack of segregation issue but did not believe that its control and procedures were inherently ineffective. Management recognizes that its controls and procedures would be substantially improved if there was segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced by its auditors did not have an effect on our financial results.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Regulation S-B Number	Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 18, 2009	CAPE COD AQUACULTURE (Registrant)

	By:	/s/ Derek Jackson
Derek Jackson, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Dated: December 18, 2009

10