Form 10-Q
period 2010-01-31
BLUEWAVE GROUP, INC
filed 2010-03-22
CIK 1439142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

  COMMISSION FILE NUMBER: 000-53804

BLUEWAVE GROUP, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	26-1679683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2881 E. Oakland Park Blvd., Suite 407, Ft. Lauderdale, FL 33306
(Address of principal executive offices)                               (Zip Code)

(954) 459-8229
(Registrant's telephone number, including area code)

CAPE COD AQUACULTURE
401 E. Las Olas Blvd., Suite 1560, Ft. Lauderdale, FL   33301
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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 97,740,000 shares of common stock, $.001 par value per share, as of March 19, 2010.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms "We Sell," "we," the "Company," "our," and "us" refers to Bluewave Group, Inc., a Nevada corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

BALANCE SHEET

	As of	As of
	January 31, 2010	April 30, 2009
ASSETS

CURRENT ASSETS

Cash	$1,996	$19,701

TOTAL ASSETS	$1,996	$19,701

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$10,955	$-
Accrued interest	20	-
Notes payable - related party	7,800	-

TOTAL CURRENT LIABILITIES	18,775	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 475,000,000 shares authorized, 97,740,000 shares issued and outstanding, respectively	97,740	97,740
Additional paid in capital	(65,640)	(65,640)
Accumulated deficit during development stage	(48,879)	(12,399)
Total Stockholders’ Deficiency	(16,779)	19,701

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,996	$19,701

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENT OF OPERATIONS

					For The Period From January 30, 2008 (Inception) to January 31, 2010
	For The Three Month Ended January 31,		For The Nine Month Ended January 31,
	2010	2009	2009	2008

Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Loss	-	-	-	-	-

OPERATING EXPENSES

Consulting	-	-	-	-	-
Professional fees	7,123	-	18,123	-	18,123
General and administrative	3,105	2,442	18,337	2,992	30,736
Total Operating Expenses	10,228	2,442	36,460	2,992	48,859

LOSS FROM OPERATIONS	(10,228)	(2,442)	(36,460)	(2,992)	(48,859)

OTHER EXPENSES:
Interest Expense	20	-	20	-	20
Total Other Expenses	20	-	20	-	20

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,248)	(2,442)	(36,480)	(2,992)	(48,879)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(10,248)	$(2,442)	$(36,480)	$(2,992)	$(48,879)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	97,740,000	90,000,000	97,740,000	90,000,000	97,740,000

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Nine Months Ended January 31,		For The Period From January 30, 2008 (Inception) to
	2010	2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,480)	$(2,442)	$(48,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Decrease) / increase in account payable	10,955	-	10,955
Accrued Interest	20		20
Net Cash Used In Operating Activities	(25,505)	(2,442)	(37,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	7,800	-	7,800
Proceeds from issuance of common stock	-	15,000	32,100
Net Cash Provided By Financing Activities	7,800	15,000	39,900

NET INCREASE (DECREASE) IN CASH	(17,705)	12,558	1,996

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,701	950	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,996	$13,508	$1,996

 Bluewave Group, Inc
(FKA Cape Cod Aquaculture)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Amount and disclosures at and for the three and nine months ended January 31, 2010 and 2009 are unaudited)

NOTE 1.  ORGANIZATION AND BUSINESS

Bluewave Group, Inc. formally know as (FKA) Cape Cod Aquaculture (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada.    It has no operations since its incorporation.  In accordance with Accounting Standards Codification (“ASC”) 915, Development Stage Entities, the Company is considered to be in the development stage.

On February 17, 2010 the Board of Directors approved the name change from Cape Cod Aquaculture to Bluewave Group, Inc.

NOTE 2.  INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of April 30, 2009 and for the three and nine months ended January 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2009 and the results of operations and cash flows for the three and nine months ended January 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended January 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending April 30, 2010. The balance sheet at April 30, 2009 has been derived from the audited financial statements at that date.

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

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

 In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

NOTE 4.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended January 31, 2010, the Company had incurred a net loss of $36,480. Accumulated deficit from January 30, 2008 (date of inception) through January 31, 2010 totaled $48,879. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  RELATED PARTY

The Company borrowed from an a affiliate a total of $7,800 pursuant to four notes payable. The notes accrue interest at a rate of 5% per annum and a payable upon demand. Accrued interest at January 31, 2010 amounted to $20.

On October 20, 2009, the Company paid $10,946 to Mr. James Bright, for his services rendered to the Company from October 4, 2009 through October 19, 2009 in connection with the change of control of the Company.  Mr. Bright was a principal shareholder of  the Company until October 19, 2009 when he sold all of his shares in the Company to Mr. Jackson.

NOTE 6.  STOCKHOLDERS’ EQUITY

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

On February 17, 2010 the Board of Director approved to increase the number of shares of authorized stock from 100,000,000 shares to 500,000,000 shares; and authorize the creation of 25,000,000 of the 500,000,000 authorized shares as “blank check” preferred stock to be designated in such series or classes as the Board of Directors of the Corporation shall determine.

Change of control

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

NOTE 7.  SUBSEQUENT EVENTS

On March 5, 2010 the Company borrowed $5,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand. The Company has evaluated subsequent events through the March 22, 2010 of this Form 10-Q, and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events ”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

Overview

Bluewave Group, Inc. (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada to cultivate and sell oysters. It has no operations and in accordance with ASC 915 is considered to be in the development stage.

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

On February 17, 2010 the Board of Director approved an increase in the number of shares of authorized stock from 100,000,000 shares to 500,000,000 shares; and authorized the creation of 25,000,000 of the 500,000,000 authorized shares as “blank check” preferred stock to be designated in such series or classes as the Board of Directors of the Corporation shall determine.  On January 29, 2010, the shareholders representing 74.47% of our outstanding shares of common stock approved an amendment to our certificate of incorporation authorizing such action.  On March 17, 2010 the amendment to the certificate of incorporation was effective.

Results of Operations

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2009

Results for interim periods may not be indicative of results for the full year.

Results of Operations

Since its inception, the Company has not generated  any revenue.

Total expenses and net loss for the three months ending January 31, 2010 were $10,229 and $10,248 as compared to $2,442 and $2,442 for the three months ending January 31, 2009. Total expenses and net loss for the nine months ending January 31, 2010 were $36,460 and $36,480 as compared to $2,992 and $2,992 for the nine months ending January 31, 2009.  All of the expenses were general and administrative expenses which were comprised of management fees and professional service fees.  Basic net loss per share amounting to $.000 for the three and nine months ending January 31, 2010 and January 31, 2010.

Liquidity and Capital Resources

At January 31, 2010 we had working capital deficit of ($16,779) as compared to working capital of $19,701 at April 30, 2009.  At January 31, 2009 we had cash and cash equivalents of $1,996 as compared to 19,701 at April 30, 2009.

Net cash used in operating activities for the  nine months ending January 31, 2010 was $25,525 as compared to $2,442 for the nine months ending January 31, 2009.  The cash used in operating activities was comprised of the net loss for each period and for the nine months ended January 31, 2010 an increase in accounts payable of $10,955.

Current and Future Financing Needs

We have incurred an accumulated deficit of $48,879 through January 31, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, money in connection with implementing our business strategy, and fees in connection with regulatory compliance and corporate governance. At the present time we have minimal cash to run our business and will need to raise money in the near future. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not currently have any committed sources of revenue. Therefore, we will need to raise additional capital from a financing, whether through a stock offering or otherwise, in order to continue our operations. Furthermore, if our expenses exceed our anticipations, we will need funds in addition to those estimated to implement our business plan. If we do not have adequate working capital we will not be able to fully establish our business or continue operations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 29, 2010, the shareholders representing 74.47% of our outstanding shares of common stock approved an amendment to our certificate of incorporation authorizing an increase in the number of shares of authorized stock from 100,000,000 shares to 500,000,000 shares; and authorized the creation of 25,000,000 of the 500,000,000 authorized shares as “blank check” preferred stock to be designated in such series or classes as the Board of Directors of the Corporation shall determine.

ITEM 5. OTHER INFORMATION.

None.

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

DATE: March 22, 2010	BLUEWAVE GROUP, INC. (Registrant)

	By:	/s/ Derek Jackson
Derek Jackson, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)