Form 10-K
period 2010-04-30
BLUEWAVE GROUP, INC
filed 2010-09-13
CIK 1439142

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

  ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from  _________             to        __________

Commission File Number:

BLUEWAVE GROUP, INC.
(Name of small business issuer in its charter)

Nevada	26-1679683
(State of Incorporation)	(I.R.S. Employer Identification No.)

2881 E. Oakland Park Blvd., Suite 407, Ft. Lauderdale, Florida 33306
(Address of Principal Executive Offices)         (Zip Code)

(954) 696-9253
 (Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of September 7, 2010, was approximately $1,587,575 based on $.055, the price at which the registrant’s common stock was last sold on that date.

As of September 7, 2010, the issuer had 97,740,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):   Yes ☐       No ☒

PART I

Forward Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur.

ITEM 1.  DESCRIPTION OF BUSINESS

General

Our common stock is currently traded on the Over –The- Counter Bulletin Board under the symbol BLEW. In December 2007, our registration statement on Form 10-SB was declared effective, and we are now subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, file reports and information with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K for the year ended April 30, 2010 and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We will make available and voluntarily provide paper copies, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K for the year ended April 30, 2010, a copy of this Annual Report on Form 10-K, our Registration Statement on Form S-1, and our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

We are a Nevada corporation providing services and products in the entertainment industry.   Our primary focus within the entertainment industry will be on three lines of business: the promotion of new and established musical artists; the manufacture of musical products and the promotion of sports and entertainment events.  Our target customer is one with lower disposable income.  Our goal is to provide high quality premium designed musical products and top notch sports and entertainment events to our targeted customer at a more affordable price.

Our first musical product, “The Rock”, is currently being designed and is expected to be available for sale by the end of 2010. The Rock is  being designed as a high-end MP4 player that  will be sold with a  multimedia offering from various  artists, including music, photos and videos.  During the year ended April 30, 2010, our promotion of sports and entertainment events was limited to the promotion of boxing events.  We sponsored two Friday night boxing events on April 30, 2010.  We were the main sponsor for Showtime sports series, “Shoebox”.  The two middleweight competitors for the evening were Donovan George and Osumanu Adama. The second feature was a match between three time world champion Robert Guerrero and Roberto Arrieta.

Our principal offices are located at 2881 E. Oakland Park Blvd, Suite 407, Ft. Lauderdale, Florida 33306.  Our telephone number is (954) 696-9253.  Our fiscal year end is April 30.

History

We were incorporated in Nevada on January 30, 2008 to establish a manufacturing, wholesale marketing and sales company specializing in the cultivation of oysters. In December 2008, our registration statement on Form 10-SB was declared effective.  In October 2009, in connection with the purchase of 70.47% of our then outstanding voting securities, Mr. Derek Jackson became our principal shareholder, a director and our President, Chief Executive Officer and Chief Financial Officer.  Upon this change in management and ownership, we also changed the focus of our business from the cultivation of oysters to our current business to the provision of services and products in the entertainment line of business.

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

On January 29, 2010 shareholders holding in excess of a majority of our outstanding shares and our Board of Director approved a change in the name of our Company to Bluewave Group, Inc., an increase in the number of shares of authorized stock from 100,000,000 shares to 500,000,000 shares; and authorized the creation of 25,000,000 of the 500,000,000 authorized shares as “blank check” preferred stock to be designated in such series or classes as the Board of Directors of the Corporation shall determine.   On March 17, 2010 the amendment to the certificate of incorporation was effective.

Marketing

On May 21, 2010 we announced our partnership with Pepsi North America to launch a digital download campaign. The campaign will feature music from new and established artists under the Pepsi “Proper” umbrella and will include bottle caps and on line promotions within the campaign. We expect that this campaign will bring attention to us and our products and services.

Our Strategy

Our strategy is to provide high end quality products and entertainment at affordable products.  We intend to focus on a market that we feel in underserved, the customer with lower disposable income.

Competition

We have competition in various aspects of our business.  Not only do we compete for the artists that we will feature and the sports events that we will promote and sponsor but we also compete for the sale of our music products and the  raw materials needed to manufacture our products. We compete with multinational corporations with significant financial resources, including companies such as Sony. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do.  They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future.  Moreover, many competitors, by virtue of their longevity and capital resources, have access to artists that we do not as well as established lines of distribution to which we do not have access, and are not reasonably likely to duplicate in the near term, if ever. Smaller companies may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets. Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

ITEM 1A.  RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below, which are only a few of the risks associated with investing in our common stock. You should be in a position to risk the loss of your entire investment.

Risks Relating to Our Business

Because we are entering into new business lines that are unproven, it is difficult to predict if we will generate material revenues or be profitable.

We were originally formed  to cultivate oysters. We only recently began focusing the majority of our efforts on our entertainment business. Because our new business model is unproven, we may not generate material revenues from such businesses. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the products generated from our  new business lines since we have had very limited recent operating history in our new business lines nor significant revenues or earnings derived from such business lines. Therefore, our ability to generate revenue is uncertain and there can be no assurance that we will be able to generate significant revenue or be profitable.

Our business is difficult to evaluate because we are currently engaging in a new line of business and shifting the focus of our historical business line for which we have very limited operating history and limited information.

The Company is currently expanding its operations and engaging in a new business line as well as shifting the focus of its historical business line. There is a risk that we will be unable to successfully operate this new line of business or be able to successfully integrate it with our current management and structure. Our estimates of capital, personnel and equipment required for our new line of business are based on the experience of management and businesses they are familiar with.  Our management has limited direct experience in our new lines of business.

We may not be profitable.

We expect to incur operating losses for the foreseeable future. For the years ending April 30, 2010 and 2009, we had no revenue and sustained a net loss of $78,059 and $12,399, respectively.  Our ability to become profitable depends on our ability to have successful operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our limited operating history in our current line of business.

We may not be able to expand our customer base or acquire new customers.

Our future revenues and profitability depends in large part on our ability to attract customers  and retain our relationships with our customers that we attract.   Our success will depend upon our ability to satisfy the needs of our customers. If we do not successfully attract and retain our customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We may not be able to continue as a going concern.

Our audited financial statements, reported a 2010 operating loss of $(77,875) and a net loss of $(78,059). The opinion of our independent registered accounting firm on our audited financial statements as of and for the period ended April 30, 2010 disclosed substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

Our future plans and operations are dependent on our raising additional capital.

To date, we have not generated any revenue from operations to pay all of our expenses. We currently do not have a commitment for financing. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

We rely on key vendors, suppliers and foreign sourcing.

Our ability to sustain satisfactory levels of sales will be dependent in part upon the ability of our suppliers and vendors to properly perform their function. We have no significant long-term purchase contracts or agreements to ensure continued supply, pricing or access to raw materials and equipment used in our business. While we believe that alternate sources of third-party providers are available, it is possible that our vendors might not be able to continue to meet our requirements for services or supplies, or purchase services or supplies in sufficient quantities or on terms as favorable to us as those currently available. The failure of our suppliers to supply our raw materials on a timely basis or at satisfactory prices could have a material adverse effect on our business, results of operations and financial condition. Also, changing to an alternate vendor or supplier may cause delays, reduced quality or other problems.

We may be adversely affected by actions of competitors.

The market for music products and the provision of entertainment  is highly competitive. Many of our competitors such as Sony have substantially greater financial, technical and other resources than we have. Many of our competitors offer similar products and services. Our ability to compete effectively depends on our ability to differentiate our services and products by offering innovative services and products at more affordable prices. There can be no assurance we will continue to compete effectively through development of innovative services and products or the provision of exemplary customer service and experience or that we will respond appropriately to industry trends or to activities of competitors.

We experience fluctuations in quarterly results.

Our quarterly operating results will fluctuate for many reasons, including:

•	Seasonality of consumer gift purchases,
•	Changes in consumer spending patterns,
•	The mix of products we sell,
•	Promotional activities we conduct,
•	Price increases by our suppliers,
•	Our introduction of new products,
•	Our competitors’ actions,
•	Changes in the entertainment industry,
•	General economic influences and conditions.

As a result of the above conditions, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of our common stock to decline.

We have no independent audit committee. Our full board of directors functions as our audit committee and is composed of one director, who is also our Chief Executive Officer and President. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no separate audit committee. Our full Board of Directors, which is comprised of one director who is also our Chief Executive Officer and President, functions as our audit committee and is comprised of three directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

We do not have a separate compensation committee and our board of directors, which consists of one director,  who is also our Chief Executive Officer and President makes all such decisions, which presents the risk that compensation and benefits paid to this executive officer who is the sole board member may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors is comprised of one individual who is our sole executive officer as well. Our sole director determines his own compensation and benefits, administers our employee stock and benefit plans, and reviews policies relating to our Company. Although the board member has a fiduciary obligation in connection with compensation matters, our lack of an independent compensation committee presents the risk that our sole director may have influence over his own personal compensation and benefits levels that may not be commensurate with our financial performance.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the our operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.

As of September 1, 2010, Derek Jackson, our sole director and executive officer held approximately 70.47% of  our outstanding shares. As a result, he would be able to exert a significant degree of influence over affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other stockholders. In addition, his  interests may not always coincide with the interests of other stockholders, and accordingly, he could cause us to enter into transactions or agreements that we would not otherwise consider.

We cannot guarantee that an active trading market will develop for our common stock.

There currently is not an active public market for our Common Stock and there can be no assurance that a regular trading market for our Common Stock will ever develop or that, if developed, it will be sustained.  Therefore, purchasers of our Common Stock should have a long-term investment intent and should recognize that it may be difficult to sell the shares, notwithstanding the fact that they are not restricted securities. We cannot predict the extent to which a trading market will develop or how liquid a market might become.

There may be future dilution of our common stock.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our stockholders.

Competitive pricing pressures may harm our business and results of operations.

Demand for our products and services is sensitive to price. Many external factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we or they could lose customers, which would harm our and their business and results of operations.

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability and the ability of our subsidiaries to successfully grow our and their business.

We are highly dependent upon the continued service and performance of Derek Jackson, our sole officer and director. The loss of Derek Jackson, who may terminate his employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives.

We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and entertainment companies. We may not be able to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

Our net revenues and results of operations are affected by the level of disposable income of our customers

Because entertainment is a luxury item and not a necessity downturns or weaknesses in the economy in general can harm our business. Entertainment expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Any decrease in consumer spending could have a negative effect on our business.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of an exchange or the OTC-Bulletin Board. The requirements of these rules and regulations will likely continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. Significant resources and management oversight are required to design, document, test, implement and monitor internal control over relevant processes and to, remediate any deficiencies. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts also involve substantial accounting related costs.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	ratings downgrades by any securities analysts who follow our company;
•	the public’s response to our press releases or other public announcements, including our filings with the SEC;
•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	introduction of technologies or product enhancements that reduce the need for our products;
•	market conditions or trends in our industry or the economy as a whole;
•	the loss of key personnel;
•	lawsuits threatened or filed against us;
•	future sales of our common stock by our executive officers, directors and significant stockholders; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

We may issue preferred stock with greater rights than our common stock.

Our Certificate of Incorporation authorizes the Board of Directors to issue up to 25 million shares of blank check preferred stock, par value $.001 per share. The preferred stock may be issued in one or more series, the terms of which may be determined by the Board of Directors at the time of issuance without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock.  In the event of such an issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company.  Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could require substantial premium over the then current market price per share. No preferred stock is currently outstanding and we have no current plans to issue any preferred stock. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of our common stock, and therefore could reduce the value of the common stock and deprive shareholders of the right to sell their shares at a premium over prevailing market prices.

ITEM 2. DESCRIPTION OF PROPERTY

We recently relocated our principal office to 2881 E. Oakland Park Blvd., Suite 407, Ft. Lauderdale, Florida. We lease this space on a month-to-month basis at a price of $100 per month. We believe these facilities are adequate to serve our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY; RELATED SHAREHOLDER MATTERS; AND SMALL BUSINESS ISSUERS OF EQUITY SECURITIES

Our common stock is currently traded on the over-the-counter bulletin board under the symbol BLEW.   The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during the last fiscal year our common stock was quoted on the OTC Bulletin Board and the high and sale price while our common stock has. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the over-the-counter bulletin board on September 7, 2010 was $.055 per share. As of September 7, 2010, there were approximately 199 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED APRIL 30, 2010
Fourth quarter	$1.32	.26
Third quarter	$1.32	.0833
Second quarter	$--	--
First quarter	--	--

YEAR ENDED APRIL 30, 2009
Fourth quarter	$--	--
Third quarter	$--	--
Second quarter	$--	--
First quarter	--	--

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The following information sets forth certain information with respect to all securities which we have sold during the year ended April 30, 2010.  We did not pay any commissions in connection with any of these sales.

On May 3, 2010 the Company issued a note payable to one individual in the principal amount of $5,000. The note accrues interest at a rate of 5% per annum and a payable upon demand. This note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us.

On May 26, 2010 the Company issued a note payable to one individual in the principal amount of $5,000. The note accrues interest at a rate of 5% per annum and a payable upon demand. This note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us.

On July 20, 2010 the Company issued a note payable to one individual in the principal amount of $3,500. The note accrues interest at a rate of 5% per annum and a payable upon demand. This note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us.

On August 5, 2010 the Company issued a note payable to one individual in the principal amount of $500. The note accrues interest at a rate of 5% per annum and a payable upon demand. This note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us.

On August 5, 2010 the Company issued a note payable from an affiliate to one individual in the principal amount of $3,000. The note accrues interest at a rate of 5% per annum and a payable upon demand. This note was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  The offering did not involve any general solicitation or advertising by us.  Each individual acknowledged the existence of transfer restrictions applicable to the securities sold by us.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Financial Operations Overview

We are a development stage company and have only recently commenced operations and have generated no revenues.  During the year ended April 30, 2010 we generated no  revenue and incurred operating expenses of $77,875. From our inception to April 30, 2010, we had incurred an accumulated deficit of $90,458 and our stockholders’ deficit at April 30, 2010 was $58,358.  Our accumulated deficit through April 30, 2010 is primarily attributable to the lack of business activity and product sales.

Since inception, we have financed our operations from the sale of common stock, notes payable and contribution from related parties. If our anticipated our sales for the next few months do not will meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We have not been nor will we be will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we will may need to raise additional funds, whether through a  security offering or otherwise.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  There were no accounts receivable as of April 30, 2010 or 2009.

Indefinite-lived and Long-Lived Assets

The Company accounts for long-lived assets under the FASB Accounting Standards Codification (“ASC”) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with FASB new codification, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2009, the FASB issued ASC 860 “Transfers and Servicing” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 which improves financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

In June 2009, the FASB issued ASC No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of ASC 105 will have on its financial statements.

Results of Operations

Years Ended April 30, 2010 and 2009

Revenue. For the years ended April 30, 2010 and April 30, 2009, we had no revenue.

Operating Expenses. For the year ended April 30, 2009, operating expenses was $12,399 as compared to $77,875 for the year ended April 30, 2010.  Included in Operating Expenses are professional fees, advertising expenses and general and administrative expenses.  The increase was due primarily to an increase in all of the expenses included in operating expenses.

Professional Fees. For the year ended April 30, 2009, professional fees were $0 as compared to $27,117 for the year ended April 30, 2010. The fees are primarily fees incurred by us as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and ongoing corporate governance.

Advertising. For the year ended April 30, 2009, advertising fees were $0 as compared to $25,000 for the year ended April 30, 2010.

General and Administrative Fees. For the year ended April 30, 2009, general and administrative fees were $12,399 as compared to $25,758 for the year ended April 30, 2010. The increase is due primarily to our emphasis on our new lines of business.

Net loss. Net loss for the year ended April 30, 2009, increased approximately 530% from $12,399 for the year ended April 30, 2009 as compared to $78,059 for the year ended April 30, 2010. This increase in net loss is attributable to an increase in operating expenses, primarily as a result of the increase in professional fees, advertising and general and administrative.

Revenues

To date, we have generated no revenue from our business.  We expect to generate most of our product sales once we commercialize our products. If we do not commence sales in the next few months, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

Expenses

During the past fiscal year, our expenses have consisted primarily of general and administrative expenses, advertising fees, and professional fees. We anticipate that our principal expenses in the next years  will continue to increase as we incur additional expenses in connection with the manufacture and commercialization of products, and increased personnel required to operate our business.

Liquidity

During the year ended April 30, 2010, we had cash from financing activities of $17,800 a substantial portion of which was attributed to notes payables from a related party. We have used all of these funds in our operations and require additional funding to meet our ongoing expenses.

Our cash used in operations was also $34,914 and was primarily attributable to our net loss, an increase in accounts payable.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $90,458 through April 30, 2010. At April 30, 2010 we had a working capital deficit of $58,358. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our debt obligations or cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We have based our estimate on assumptions that may prove to be wrong. As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Employees

As of April 30, 2010, we had one employee.

ITEM 8.  FINANCIAL STATEMENTS

BLUEWAVE GROUP, INC.
(F/K/A CAPE COD AQUACULTURE)
FINANCIAL STATEMENTS

For the years ended April 30, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of Bluewave Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Bluewave Group, Inc. (a Development Stage Company) as of April 30, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from January 30, 2008 (inception) through April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluewave Group, Inc. as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from January 30, 2008 (inception) through April 30, 2010 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
Houston, Texas

September 8, 2010

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

BALANCE SHEETS

	April 30, 2010	April 30, 2009
ASSETS

CURRENT ASSETS

Cash	$2,587	$19,701

TOTAL CURRENT ASSETS	2,587	19,701

TOTAL ASSETS	$2,587	$19,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$42,961	$-
Accrued interest	184	-
Notes payable - related party	17,800	-

TOTAL CURRENT LIABILITIES	60,945	-

TOTAL LIABILITIES	60,945	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 475,000,000 shares authorized, 97,740,000 shares issued and outstanding, respectively	97,740	97,740
Additional paid in capital	(65,640)	(65,640)
Deficit accumulated during development stage	(90,458)	(12,399)
Total Stockholders’ Equity (Deficit)	(58,358)	19,701

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,587	$19,701

The accompanying notes are an integral part of these financial statements.

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For The Period From January 30, 2008 (Inception) to April 30, 2010
	For The Year Ended April 30,
	2010	2009

Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Income	-	-	-

OPERATING EXPENSES

Professional fees	27,117	-	27,117
Advertising	25,000	-	25,000
General and administrative	25,758	12,399	38,157
Total Operating Expenses	77,875	12,399	90,274

LOSS FROM OPERATIONS	(77,875)	(12,399)	(90,274)

OTHER EXPENSES:
Interest Expense	184	-	184
Total Other Expenses	184	-	184

NET LOSS	$(78,059)	$(12,399)	$(90,458)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	97,740,000	82,610,137

The accompanying notes are an integral part of these financial statements.

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock			Additional Paid-In	Accumulated Deficit During Development
	Shares	Amount	Shares		Amount	Capital	Stage	Total

BALANCE, January 30, 2008 (Inception)	-	$-		$		$	$-	$-

Common stock issued for cash at $.001 per share to founders	-	-	76,500,000		76,500	(68,000)	-	8,500

Net Loss January 30, 2008 (Inception) to April 30, 2008	-	-	-		-	-	-	-

BALANCE, April 30, 2008	-	-	76,500,000		76,500	(68,000)	-	8,500

Common stock issued for cash at $.001 per share			21,240,000		21,240	2,360	-	23,600

Net loss, for year ended April 30, 2009	-		-		-	-	(12,399)	(12,399)

BALANCE, April 30, 2009	-	-	97,740,000		97,740	(65,640)	(12,399)	19,701

Net loss, for year ended April 30, 2010	-	-	-		-	-	(78,059)	(78,059)

BALANCE, April 30, 2010	-	$-	97,740,000		$97,740	$(65,640)	$(90,458)	$(58,358)

The accompanying notes are an integral part of these financial statements.

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For The Period From January 30, 2008 (Inception) to April 30, 2010
	For the Year Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,059)	$(12,399)	$(90,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest	184	-	184
Increase in account payable	42,961	-	42,961
Net Cash Used In Operating Activities	(34,914)	(12,399)	(47,313)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	17,800	-	17,800
Proceeds from issuance of common stock	-	23,600	32,100
Net Cash Provided By Financing Activities	17,800	23,600	49,900

NET INCREASE (DECREASE) IN CASH	(17,114)	11,201	2,587

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,701	8,500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,587	$19,701	$2,587

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

 Bluewave Group, Inc
(FKA Cape Cod Aquaculture Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2010 AND 2009
AND THE PERIOD FROM JANUARY 30, 2008 (INCEPTION) TO APRIL 30, 2010

NOTE 1.  ORGANIZATION AND BUSINESS

Bluewave Group, Inc. formally known as Cape Cod Aquaculture Corp. (A Development Stage Company) was incorporated on January 30, 2008 under the laws of the State of Nevada.    It has no operations since its incorporation.  In accordance with Accounting Standards Codification (“ASC”) 915, Development Stage Entities, the Company is considered to be in the development stage.

Our primary focus is the entertainment industry. We are entering three lines of business: the promotion of new and established musical artists; the manufacture of musical products and the promotion of sports and entertainment events.  Our target customer is one with lower disposable income.  Our goal is to provide high quality premium designed musical products and top notch sports and entertainment events to our targeted customer at a more affordable price.

On February 17, 2010 the Board of Directors approved the name change from Cape Cod Aquaculture to Bluewave Group, Inc.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and notes payable is considered to be representative of its fair value because of the short-term nature of this financial instrument.

Earnings (Loss) per Share

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

Income Taxes

The Company provides for income taxes in accordance with ASC 740 – Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Advertising

The Company expenses advertising as incurred. The advertising since inception has been $25,000.

Use of Estimates

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

NOTE 3.  INCOME TAXES

The deferred tax asset as of April 30, 2010 and 2009 was approximately $31,000 and $4,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax assets of April 30, 2010 and 2009 of $0.  There is no income tax provision for either year due to the change in valuation allowance.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.

The Company has filed no income tax returns since inception.

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued ASC 860 “Transfers and Servicing” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 which improves financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

In June 2009, the FASB issued ASC No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of ASC 105 will have on its financial statements.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

In March 2010 the Company entered into a services agreement in the amount of $25,000, for which the Company has an option to settle in cash or for 45,455 shares of common stock in lieu of the $25,000 payment. The method of payment is at the choice of the Company. The Company has not yet determined if it will issues shares of common stock. At April 30, 2010 $25,000 has been recorded in accounts payable to reflect this obligation.

NOTE 6.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the Year ended April 30, 2010, the Company had incurred a net loss of $78,059. Accumulated deficit from January 30, 2008 (date of inception) through April 30, 2010 totaled $90,458. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7.  RELATED PARTY

The Company borrowed from an affiliate a total of $17,800 pursuant to six notes payable. The notes accrue interest at a rate of 5% per annum and a payable upon demand. Accrued interest at April 30, 2010 amounted to $184.

On October 20, 2009, the Company paid $10,946 to Mr. James Bright, for his services rendered to the Company from October 4, 2009 through October 19, 2009 in connection with the change of control of the Company.  Mr. Bright was a principal shareholder of  the Company until October 19, 2009 when he sold all of his shares in the Company to Mr. Jackson.

NOTE 8.  STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE 9.  SUBSEQUENT EVENTS

On May 3, 2010 the Company borrowed $5,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On May 26, 2010 the Company borrowed $5,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On July 20, 2010 the Company borrowed $3,500 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On August 5, 2010 the Company borrowed $500 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On August 5, 2010 the Company borrowed $3,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the year ended April 30, 2010. In our Form 8-K filing on August 30, 2010 we announced the dismissal of our former auditors, Seals & Beers, CPA’s,  In their letter filed as a part of our Form 8-K, the former auditors cited four matters which they felt constituted “unresolved matters of accounting principles”.  Management is addressing this matter with the SEC, as management is of the opinion that the former auditors, for whatever reason, perhaps simply by reason of a clash of different personalities, were being uncooperative, and the referenced matters had all been sufficiently addressed between management and the former auditors.

ITEM 9.  CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended April 30, 2010 with the following exceptions:  Management has been advised by its auditors that any company with one individual serving in the role of Chief Executive Officer and Chief Financial Officer has, per se, inadequate controls and procedures over financial reporting due to the lack of segregation of duties.  Prior to receiving this advice from its auditors, Management was aware of the lack of segregation issue but did not believe that its control and procedures over financial reporting were inherently ineffective. Management recognizes that its controls and procedures over financial reporting would be substantially improved if there was segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures over financial reporting referenced by its auditors did not have an effect on our financial results.

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended April 30, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS; CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 15(A) OF THE EXCHANGE ACT

Below is certain information regarding our director and executive officer. The following table states our director and officer, as well as biographical information regarding our director and management.

Name	Age	Positions with Company
Derek Jackson	41	Chairman, President, Chief Executive Officer
The background of our director and executive officer is as follows:

Derek Jackson. Mr. Jackson became a director and the President, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Company as of the close of business on October 19, 2009. Mr. Jackson is also the President and Chief Executive Officer of HMG Music Inc., a Delaware corporation involved in the development and management of musicians. He has been in that position since he founded the company in October 2001.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our board member is not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules.

Audit Committee

Our board of directors currently serves as our audit committee. The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that its member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is filed as an exhibit hereto and will be furnished to any person upon written request from any such person. Requests should be sent to:  Secretary, Bluewave Group, Inc. 2881 E. Oakland Park Blvd., Suite 407, Ft. Lauderdale, Florida 33306. Shareholders wishing to communicate with the director should contact the Corporate Secretary at our Ft. Lauderdale office, who will facilitate, but not screen, communications with the director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended April 30, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officer, director and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to Bluewave Group and its subsidiaries in all capacities during each of the fiscal years ended April 30, 2010 and 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Derek Jackson(1) President, Chief Executive Officer and Chief Financial Officer	2010 -	0	0	0	0	0

James Bright(1) Former President, Chief Executive Officer and Chief Financial Officer	2009	0	0	0	0	0

During the years ended April 30, 2010 and 2009 there was no compensation earned by, awarded to or paid to any of our executive officer or director.

During the years ended April 30, 2010 and 2009 we did not issue any options or shares of restricted stock to any officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of April 30, 2010 and 2009.

(1) Mr. Jackson became our President, Chief Executive Officer and Chief Financial Officer in October 2009 and Bright resigned as our  President, Chief Executive Officer and Chief Financial Officer in October 2009.

Employment Agreements

We do not have an employment agreement with our officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 1, 2010, the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

We determine beneficial ownership based on the rules of the Securities and Exchange Commission.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days.  Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned.

Name and Address of Owner	Position with Company	Shares Beneficially Owned	Percent of Class

Derek Jackson	President, Chief Executive Officer and Chief Financial Officer	68,875,000	70.47%

All officer and directors (1)		68,875,000	70.47%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

On October 20, 2009, the Company paid $10,946 to Mr. James Bright, for his services rendered to the Company from October 4, 2009 through October 19, 2009 in connection with the change of control of the Company.  Mr. Bright was a principal shareholder of  the Company until October 19, 2009 when he sold all of his shares in the Company to Mr. Jackson.

The Company borrowed from an affiliate a total of $7,800 pursuant to four notes payable. The notes accrue interest at a rate of 5% per annum and a payable upon demand. Accrued interest at January 31, 2010 amounted to $20.

On March 5, 2010 the Company borrowed $5,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 During 2009 and 2010, our registered public accounting firm, billed us a total of $3,500 and $10,050 respectively for audit and other services as follows:

• Audit fees of $3,500 and $10,500 which consist of fees related to professional services rendered in connection with the audit of our financial statements for the year ended April 30, 2009 and April 30, 2010, respectively;

• Audit-related fees of $0 which consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”

PART IV

ITEM 15.  EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

(c) Exhibits

3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
14	Code of Ethics (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)
__________________________________

 (1) Incorporated by reference to the Registrant’s Form S-1 filed on July 28, 2008, as amended

 (2) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BLUEWAVE GROUP, INC.

By: /s/ Derek Jackson
Derek Jackson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
Date: September 10, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 10, 2010

By: /s/ Derek Jackson
Derek Jackson
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Chief Financial Officer)