Form 10-Q
period 2010-07-31
BLUEWAVE GROUP, INC
filed 2010-09-17
CIK 1439142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 97,740,000 shares of common stock, $.001 par value per share, as of September 17, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TABLE OF CONTENTS

Index

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	4

	Balance Sheets at July 31, 2010 (unaudited) and April 30, 2010	4

	Statements of Operations for the three months ended July 31, 2010 and 2009 (unaudited) and for the period from January 30, 2008 (Inception) to July 31, 2010 (unaudited)	5

	Statements of Cash Flows for the three months ended July 31, 2010 and 2009 (unaudited) and for the period from January 30, 2008 (Inception) to July 31, 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	8

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms "We Sell," "we," the "Company," "our," and "us" refers to Bluewave Group, Inc., a Nevada corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

BALANCE SHEETS

	July 31, 2010	April 30, 2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,999	$2,587

TOTAL CURRENT ASSETS	1,999	2,587

TOTAL ASSETS	$1,999	$2,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$42,218	$42,961
Accrued interest	531	184
Notes payable - related party	34,300	17,800

TOTAL CURRENT LIABILITIES	77,049	60,945

TOTAL LIABILITIES	77,049	60,945

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 475,000,000 shares authorized, 97,740,000 shares issued and outstanding, respectively	97,740	97,740
Additional paid in capital	(65,640)	(65,640)
Deficit accumulated during development stage	(107,150)	(90,458)
Total Stockholders’ Deficit	(75,050)	(58,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,999	$2,587

The accompanying notes are an integral part of these financial statements

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

			For The Period From January 30, 2008 (Inception) to July 31, 2010
	For The Thee Months Ended July 31,
	2010	2009

Sales	$-	$-	$-
Cost of sales	-	-	-
Gross Income	-	-	-

OPERATING EXPENSES

Professional fees	8,796	-	35,913
Advertising	470	-	25,470
General and administrative	7,079	4,305	45,236
Total Operating Expenses	16,345	4,305	106,619

LOSS FROM OPERATIONS	(16,345)	(4,305)	(106,619)

OTHER EXPENSES:
Interest Expense	347	-	531
Total Other Expenses	347	-	531

NET LOSS	$(16,692)	$(4,305)	$(107,150)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	97,740,000	97,740,000

The accompanying notes are an integral part of these financial statements

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			For The Period From January 30, 2008 (Inception) to July 31, 2010
	For the Three Months Ended July 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,692)	$(4,305)	$(107,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest	347	-	531
Increase in account payable	(743)	-	42,218
Net Cash Used In Operating Activities	(17,088)	(4,305)	(64,401)

CASH FLOWS FROM INVESTING CTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	16,500	-	34,300
Proceeds from issuance of common stock	-	-	32,100
Net Cash Provided By Financing Activities	16,500	-	66,400

NET INCREASE (DECREASE) IN CASH	(588)	(4,305)	1,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,587	19,701	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,999	$15,396	$1,999

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements

 Bluewave Group, Inc
(FKA Cape Cod Aquaculture Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED JULY 31, 2010 AND 2009
AND THE PERIOD FROM JANUARY 30, 2008 (INCEPTION) TO JULY 31, 2010

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

On February 17, 2010 the Board of Directors approved the name change from Cape Cod Aquaculture to Bluewave Group, Inc.

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2010 are not necessarily indicative of results that may be expected for the year ending April 30, 2011.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

In March 2010 the Company entered into a services agreement in the amount of $25,000, for which the Company has an option to settle in cash or for 45,455 shares of common stock in lieu of the $25,000 payment. The method of payment is at the choice of the Company. The Company has not yet determined if it will issues shares of common stock. At April 30, 2010 and July 31, 2010, $25,000 has been recorded in accounts payable to reflect this obligation.

NOTE 3.  RELATED PARTY

As of July 31, 2010 the Company borrowed from an affiliate a total of $34,300 pursuant to ten notes payable. The notes accrue interest at a rate of 5% per annum and are payable upon demand. $16,500 was borrowed during the three months ended July 31, 2010.  Accrued interest at July 31, 2010 amounted to $531.

NOTE 4.  SUBSEQUENT EVENTS

On August 5, 2010 the Company borrowed $500 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On August 5, 2010 the Company borrowed $3,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On August 25, 2010 the Company borrowed $1,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On September 2, 2010 the Company borrowed $4,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

On September 16, 2010 the Company borrowed $9,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and a payable upon demand.

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

Results of Operations

The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2010.

Results for interim periods may not be indicative of results for the full year.

Results of Operations

Since its inception, the Company has not generated  any revenue.

Total operating expenses and net loss for the three months ending July 31, 2010 were $16,345 and $16,692 as compared to $4,305 and $4,305 for the three months ending July 31, 2009. The  expenses for the quarter ended July 31, 2010 were comprised primarily of professional fees and general and administrative expenses and to a lesser extent advertising expenses.  The expenses for the quarter ended July 31, 2009 were comprised solely of general and administrative expenses.  Basic net loss per share amounting to $.00 for the three months ending July 31, 2010 and July 31, 2009.

Liquidity and Capital Resources

At July 31, 2010 we had working capital deficit of $75,050 as compared to working capital deficit of $58,358 at April 30, 2010.  At July 31, 2010 we had cash and cash equivalents of $1,999 as compared to $2,587 at April 30, 2010.

Net cash used in operating activities for the  three months ending July 31, 2010 was $17,088 as compared to $4,305 for the three months ending July 31, 2009.  The cash used in operating activities was comprised of the net loss for each period and for the three months ended July 31, 2010 and July 31 ,2009 an increase in accounts payable of $743 offset for the three  months ended July 31, 2010 by accrued interest of $347.

Net cash from financing activities consisted of the proceeds of a note payables from a related party of $16,500 for the period ended July 31, 2010.

Current and Future Financing Needs

We have incurred an accumulated deficit of $107,150 through July 31, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, money in connection with implementing our business strategy, and fees in connection with regulatory compliance and corporate governance. At the present time we have minimal cash to run our business and will need to raise money in the near future. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not currently have any committed sources of revenue. Therefore, we will need to raise additional capital from a financing, whether through a stock offering or otherwise, in order to continue our operations. Furthermore, if our expenses exceed our anticipations, we will need funds in addition to those estimated to implement our business plan. If we do not have adequate working capital we will not be able to fully establish our business or continue operations.

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

Our significant accounting policies are summarized in the notes to our Annual Report on Form 10-K for the year ended April 30, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would effect our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

DATE: September 17, 2010	BLUEWAVE GROUP, INC. (Registrant)

	By:	/s/ Derek Jackson
Derek Jackson, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)