Form 10-Q
period 2010-10-31
BLUEWAVE GROUP, INC
filed 2010-12-20
CIK 1439142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 000-53804

BLUEWAVE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1679683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2881 E. Oakland Park Blvd., Suite 407 Ft. Lauderdale, Florida	33306
(Address of principal executive offices)	(Zip Code)

(954) 459-8229
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                       Accelerated filer  

Non-accelerated filer    (Do not check if a smaller reporting company)                     Smaller reporting company  ☒ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No  ☒

At December 17, 2010, there were 97,740,000 shares of the registrant’s Common Stock outstanding, par value $0.001 per share.

BLUEWAVE GROUP, INC.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available.  When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements.  These statements reflect management’s current view of the company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following:  changes in federal, state or municipal laws governing the distribution and performance of financial services; a general economic downturn; our startup phase of operations; reliance on third party processors and product suppliers; the inability to locate suitable acquisition targets; and other risks and uncertainties.  Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Bluewave Group, Inc.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS

	October 31, 2010	April 30, 2010
	(Unaudited)

ASSETS

Current Assets:

Cash and cash equivalents	$2,724	$2,587
Prepaid Expenses	3,214	-
Total Current Assets	5,938	2,587

Total Assets	$5,938	$2,587

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$64,052	$42,961
Accrued interest	1,075	184
Notes payable - related party	50,100	17,800

Total Current Liabilities	115,227	60,945

Total Liabilities	115,227	60,945

Commitments and Contingencies

Stockholders' Equity (Deficit):

Preferred stock - $.001 par value; 25,000,000 shares authorized; none
issued and outstanding.	-	-
Common stock, $001 par value, 475,000,000 authorized;
97,740,000 and 97,740,000 shares issued and outstanding, respectively.	97,740	97,740
Additional paid-in capital	(65,640)	(65,640)
Deficit accumulated during development stage	(141,389)	(90,458)

Total Stockholders' Equity (Deficit)	(109,289)	(58,358)

Total Liabilities and Stockholders' Equity (Deficit)	$5,938	$2,587

The accompanying notes are an integral part of these financial statements.

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended October 31, 2010	For the Six Months Ended October 31, 2009	For the Three Months Ended October 31, 2010	For the Three Months Ended October 31, 2009	For the Period January 30, 2008 (Inception) to October 31, 2010

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
Selling	470	-	-	-	25,470
General and administrative	8,193	22,651	1,114	16,311	46,350
Legal and Professional Fees	41,375	-	32,579	-	68,492
Total Costs and Expenses	50,038	22,651	33,693	16,311	140,312

Loss from Operations	(50,038)	(22,651)	(33,693)	(16,311)	(140,312)

Other Expenses:
Interest expense - related party	893		546		1,077
Total Other (Income) Expenses	893	-	546	-	1,077

Net Loss	$(50,931)	$(22,651)	$(34,239)	$(16,311)	$(141,389)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	97,740,000	97,740,000	97,740,000	97,740,000

The accompanying notes are an integral part of these financial statements.

BLUEWAVE GROUP, INC.
f/k/a Cape Cod Aquaculture
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Period January 30, 2008 (Inception) to
	October 31, 2010	October 31, 2009	October 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(50,931)	$(22,651)	$(141,389)
Adjustments to reconcile net loss to net cash used
by operating activities:
Changes in assets and liabilities:
(Increase) in accounts payable	(3,214)	-	(3,214)
Increase in accounts payable	21,091	2,950	49,052
Increase in accrued interest	891	-	1,133
Net Cash (Used) in Operating Activities	(32,163)	(19,701)	(94,418)

Cash Flows from Investing Activities:

Net Cash Provided by (Used in) Investing Activities	-	-	-

Cash Flow from Financing Activities:
Proceeds from sale of common stock	-	-	32,100
Proceeds from Notes payable - Related party	32,300	-	55,100

Net Cash Provided by Financing Activities	32,300	-	87,200

Increase (Decrease) in Cash	137	(19,701)	2,724

Cash at Beginning of Period	2,587	19,701	-

Cash at End of Period	$2,724	$-	$2,724

Supplemental Cash Flow Information:

Cash Paid For Interest	$1	$-	$1

Cash Paid For Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Bluewave Group, Inc.
(FKA Cape Cod Aquaculture Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTE 1. ORGANIZATION AND BUSINESS

Bluewave Group, Inc. formerly known as Cape Cod Aquaculture Corp. (A Development Stage Company)(“the Company”),  was incorporated on January 30, 2008 under the laws of the State of Nevada.  As of the date of the issuance of this report, the Company had not commenced operations. In accordance with Accounting Standards Codification ("ASC") 915, Development Stage Entities, the Company is considered to be in the development stage.

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

Operating results for the six months ended October 31, 2010 are not necessarily indicative of results that may be expected for the year ending April 30, 2011.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $50,931 for the six months ended October 31, 2010 and a net loss of $141,389 for the period January 30, 2008 (inception) to October 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended October 31, 2010 the Company borrowed $32,300 from a related party, for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

Bluewave Group, Inc.
(FKA Cape Cod Aquaculture Corp.)
(A DEVELOPMENT STAGE COMPANY)

NOTE 1. ORGANIZATION AND BUSINESS (Continued)

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Certain items in these unaudited condensed financial statements have been reclassified to conform to the current period presentation.

NOTE 2. COMMITMENTS AND CONTINGENCIES

In March 2010 the Company entered into a services agreement in the amount of $25,000, for which the Company has an option to settle in cash or for 45,455 shares of common stock in lieu of the $25,000 payment. The method of payment is at the choice of the Company. The Company has not yet determined if it will issues shares of common stock. At April 30, 2010, July 31, 2010 and October 31, 2010, $25,000 has been recorded in accounts payable to reflect this obligation.

NOTE 3. PREFERRED STOCK

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series.  The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock.  Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 4. RELATED PARTY

As of October 31, 2010, the Company had borrowed from  affiliated companies a total of $50,100 pursuant to fifteen (15) separate notes payable. The notes all accrue interest at a rate of 5% per annum and are payable upon demand. $32,300 was borrowed during the six months ended October 31, 2010 and accrued interest to date on all of the notes totaled $1,075 as of  October 31, 2010.

NOTE 5. SUBSEQUENT EVENTS

On November 2, 2010 the Company borrowed $11,000 pursuant to a note payable from an affiliate. The note accrues interest at a rate of 5% per annum and is payable on demand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results ofOperations

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and anaylis of our financial condition and reslults of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting priciples generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reported period.  On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differe4nces will marerially affect our financial position or results of operations.  Our critical accounting policies which we believe are most important to the presentation of our financial statements and require most difficult, subjective and complex judgments, are discussed below in “Critical Accounting Policies” and have not changed significantly.

 Forward Looking Statements

Statements made in this Quarterly Report, including without limitation this Management’s Discussion and Analysis of Financial Condition and Results of Operations, other than statements of historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 is not available to us as a non-reporting issuer.  Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with an aim for initial public offering at later days to be announced. These forward-looking statements may sometimes be identified by such words as “may”, “will”, "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We believe it is important to communicate our future expectations to investors. However, these forward-looking statements involve many risks and uncertainties. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	International, national, and local general economic conditions;

•	Our ability to sustain, manage, or forecast growth;

•	Our ability to successfully make and integrate acquisitions;

•	New product development and introduction;

•	Existing government regulations and changes in, or the failure to comply with, government regulating statements;

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

The following discussion should be read in conjunction with our financial statements and related notes thereto as filed with the Securities and Exchange Commission.

Overview

Bluewave Group, Inc. formerly known as Cape Cod Aquaculture Corp. (A Development Stage Company)(“the Company”),  was incorporated on January 30, 2008 under the laws of the State of Nevada.  As of the date of the issuance of this report, the Company had not commenced operations. In accordance with Accounting Standards Codification ("ASC") 915, Development Stage Entities, the Company is considered to be in the development stage.

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

             On December 1, 2009, our Board of Directors authorized a nine for one (9:1) forward stock dividend which was paid on December 17, 2009 to all of our shareholders as of the record date of December 3, 2009.  As a result of the dividend, the number of issued and outstanding shares of the Company’s common stock increased from 10,860,000 shares to 97,740,000 shares.  Our financial statements have been retroactively adjusted to reflect this stock dividend.

            On February 17, 2010, our Board of Directors approved an increase in the number of authorized common stock from 100,000,000 shares to 500,000,000 shares of which 475,000,000 are common shares and 25,000,000 are “blank check” preferred shares. This was approved by shareholders representing 74.47% of our issued and outstanding common stock, the amendment was filed with the Secretary of State of Nevada and became effective on March 17, 2010.

Key Accounting Policies

Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  There were no changes to our key accounting policies for the quarter ended October 31, 2010.

Results of Operations

For the three months ended October 31, 2010

Revenue

Since its inception, the Company has not generated any revenue.

Operating Expenses

Operating expenses were $33,693 and $16,311 for the quarters ended October 31, 2010 and 2009, respectively, representing an increase of $ 17,382 or 106%.  The components of our second quarter 2010 operating expenses are general and administrative costs (3.3%) professional fees (96.7%).  There were no salary or wages paid during this quarter.

General and administrative expenses were $1,114 and $16,311 for the quarters ended October 31, 2010 and 2009, respectively, representing an decrease of $15,197 or approximately 1,500%.  The decrease resulted largely from the fact the Company has not generated any revenue and was not able to retain personnel.

Net loss

We incurred net losses of $33,693 and $16,311 for the quarters ended October 31, 2010 and 2009, respectively, representing an increase in net loss of $17,382 or 106%, this increase in our net was directly attributable to an increase of professional fees.

Liquidity and Capital Resources

As of October 31, 2010, cash totaled $2,724 as compared with $2,587 at April 30, 2010, resulting in an increase of $137 in cash and cash equivalents.

Working capital was ($109,289) at October 31, 2010, as compared with working capital of ($58,358) at April 30, 2010.  This decrease in working capital was a result of using new funds and stock to fund operations and related expenses.

Off-Balance Sheet Arrangements

During the quarter ended October 31, 2010, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

"On June 30, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research."

"This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. This standard creates Topic 105, Generally Accepted Accounting Principles, in FASB ASC."

"FASB Statement No. 168 is the final standard that will be issued by FASB in that form.  It was added to FASB ASC through Accounting Standards Update No. 2009-02 on June 30, 2009.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  Instead, FASB will issue Accounting Standards Updates.  FASB will not consider Accounting Standards Updates as authoritative in their own right.  Instead, they will serve only to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on changes made to FASB ASC."

"FASB ASC is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles (GAAP) by providing the authoritative literature in a topically organized structure.  FASB ASC disassembled and reassembled thousands of nongovernmental accounting pronouncements (including those of FASB, the EITF, and the AICPA) to organize them under approximately 90 topics and include all accounting standards issued by a standard setter within levels A-D of the current U.S. GAAP hierarchy.  FASB ASC also includes relevant portions of authoritative content issued by the SEC, as well as selected SEC staff interpretations and administrative guidance issued by the SEC; however, FASB ASC is not the official source of SEC guidance and does not contain the entire population of SEC rules, regulations, interpretive releases, and staff guidance. Moreover, FASB ASC does not include governmental accounting standards.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC."

Subsequent Events

On December 2, 2010, Bluewave Group, Inc. (the “Company”) (1) dismissed LBB and Associates Ltd., LLP (“LLB”) as its independent registered public accounting firm responsible for auditing its financial statements; and (2) retained Wolinetz, Lafazan & Company, PC (“WLC”) as its new independent registered public accounting firm responsible for auditing the Company’s financial statements.

            LBB issued its report on the Company’s financial statements for the year ended April 30, 2010 and such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended April 30, 2010 contained an explanatory paragraph stating that the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern.

           The decision to dismiss LBB and retain WLC was recommended and unanimously approved by the Company’s board of directors.

           In connection with its audit of the Company’s financial statements for the fiscal year ended April 30, 2010 and subsequent interim periods through December 2, 2010 (the date of dismissal) there were no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such year.  During the fiscal year ended April 30, 2010 and through November 16, 2010, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

         During the Company’s two most recent fiscal years and through December 2, 2010 (the date of engagement), the Company did not consult with WLC regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in either case where written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or with any of the matters outlined in Item 304(a)(2)(ii) of Regulation S-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4T.         Controls and Procedures

Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our sole chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and chief financial officer, whom is our sole officer and director, concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, whom is comprised our sole chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of October 31, 2010, our internal control over financial reporting is effective based on these criteria.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this report.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

None

ITEM 1A.     RISK FACTORS

      Not applicable to a smaller reporting company

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None

ITEM 3.        DEFAULTS UPON SENIOR DEBT

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.        OTHER INFORMATION

On December 2, 2010, Bluewave Group, Inc. (the “Company”) (1) dismissed LBB and Associates Ltd., LLP (“LLB”) as its independent registered public accounting firm responsible for auditing its financial statements; and (2) retained Wolinetz, Lafazan & Company, PC (“WLC”) as its new independent registered public accounting firm responsible for auditing the Company’s financial statements.

            LBB issued its report on the Company’s financial statements for the year ended April 30, 2010 and such report did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended April 30, 2010 contained an explanatory paragraph stating that the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern.

           The decision to dismiss LBB and retain WLC was recommended and unanimously approved by the Company’s board of directors.

           In connection with its audit of the Company’s financial statements for the fiscal year ended April 30, 2010 and subsequent interim periods through December 2, 2010 (the date of dismissal) there were no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such year.  During the fiscal year ended April 30, 2010 and through November 16, 2010, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

         During the Company’s two most recent fiscal years and through December 2, 2010 (the date of engagement), the Company did not consult with WLC regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in either case where written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or with any of the matters outlined in Item 304(a)(2)(ii) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Bluewave Group, Inc.

Date: December 20, 2010	By:	/s/ Derek Jackson
Derek Jackson, President
(Principal Executive and Financial Officer)